Form 10-Q
period 1996-06-30
ACCUHEALTH INC
filed 1996-08-14
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------

                                  Form 10-Q

   (Mark one)

   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

   |_|    TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to __________

                        Commission file number 0-17292


                               ACCUHEALTH, INC.
            (Exact name of registrant as specified in its charter)

          New York                                    13-3176233
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   1575 Bronx River Avenue
       Bronx, New York                                  10460
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (718) 518-9511


   Indicate by check mark (X) whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                     ---    ---


   APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at August 9, 1996
   Common stock, par value $.01 per share            1,375,085 Shares

                      ACCUHEALTH, INC. AND SUBSIDIARIES

                                    INDEX


PART I.   FINANCIAL INFORMATION

                                                                  Page No.

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets as of
         June 30, 1996 and March 31, 1996                             3

         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1996 and 1995            4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 1996 and 1995            5

         Notes to Condensed Consolidated Financial
         Statements                                                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12

SIGNATURES                                                            14

                      ACCUHEALTH, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

ASSETS:                                                                     June 30, 1996   March 31, 1996
                                                                            -------------   --------------
Current Assets:
   Cash                                                                       $   10,911     $    2,694
   Accounts receivable, net                                                    4,285,108      4,459,693
   Inventories                                                                   626,160        621,838
   Prepaid expenses and other current assets                                     106,101        103,114
                                                                              ----------     ----------
      Total Current Assets                                                     5,028,280      5,187,339

Revenue producing equipment, net                                                 611,154        670,352
Fixed assets, net                                                              1,729,062      1,758,646
Other assets                                                                      24,764         34,620
                                                                              ----------     ----------

     Total Assets                                                             $7,393,260     $7,650,957
                                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility                                  $2,439,299     $2,413,392
   Notes payable - trade                                                         225,592        294,598
   Accounts payable                                                            1,512,899      1,512,836
   Accrued expenses and other current liabilities                                852,325      1,021,422
   Reserve for contingencies                                                     200,000        200,000
   Capital lease facility                                                        429,000         71,500
   Current portion of other capital lease obligations 270,347                    354,209
      Total Current Liabilities                                                5,929,462      5,867,957

Capital lease - facility, less current portion                                      --          375,375
Other capital lease obligations, less current portion                             91,600        112,977
                                                                              ----------     ----------
    Total Liabilities                                                          6,021,062      6,356,309
                                                                              ----------     ----------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                                        --            --
  6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation preference, authorized,
    issued and outstanding 1,350,000 shares                                         13,500       13,500
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued 1,683,089 and 1,630,233 shares, respectively                     16,831       16,302
  Additional paid-in capital                                                     6,087,232    6,007,938
                                                                                (4,121,045)  (4,118,772)
                                                                                ----------   ----------
                                                                                 1,996,518    1,918,968
  Less treasury stock (308,004 shares) at cost                                     624,320      624,320
Total Stockholders' Equity                                                       1,372,198    1,294,648
                                                                                 ---------    ---------

Total Liabilities and Stockholders' Equity                                      $7,393,260   $7,650,957
                                                                                ==========   ==========

          See notes to condensed consolidated financial statements.

                      ACCUHEALTH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                             Three Months Ended
                                                                                   June 30
                                                                            -------------------
                                                                               1996         1995
                                                                               ----         ----
Net sales                                                               $ 3,927,372    $ 3,806,493

Cost of goods sold                                                        2,216,484      2,136,401
                                                                        -----------    -----------
Gross profit                                                              1,710,888      1,670,092

Selling, general and administrative expenses                              1,545,400      1,777,357
                                                                        -----------    -----------
Operating income (loss)                                                     165,488       (107,265)

Interest expense                                                            128,395        122,677
                                                                        -----------    -----------
Net income (loss)                                                            37,093       (229,942)

Redeemable preferred stock dividends and accretion                           39,366         82,118
                                                                        -----------    -----------
Net loss applicable to common stockholders                             $    (2,273)   $  (312,060)
                                                                        ===========    ===========

Net loss per common share applicable to
common shareholders
     Primary                                                                   --      $     (.25)
                                                                        -----------    -----------
     Fully diluted                                                             --      $     (.25)
                                                                        -----------    -----------
Weighted number of common shares
and equivalents outstanding
   Primary                                                                1,338,356      1,241,996
                                                                        -----------    -----------
   Fully diluted                                                          1,338,356      1,241,996
                                                                        -----------    -----------


          See notes to condensed consolidated financial statements.

                      ACCUHEALTH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                Three Months Ended
                                                                                     June 30
                                                                               ------------------
                                                                              1996                 1995
                                                                              ----                 ----
Operating activities
Net income (loss)                                                          $  37,093            $(229,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Amortization of financing costs                                            16,448               34,821
   Depreciation and amortization                                             104,614               99,567
Changes in operating assets and liabilities
   Accounts receivable                                                       174,585             (107,992)
   Inventories                                                                (4,322)             (12,663)
   Prepaid expenses and other assets                                          (2,987)              (8,488)
   Other assets                                                               (8,770)            (415,972)
   Accounts payable                                                               63              465,972
   Accrued expenses and other current liabilities                           (128,597)             (63,833)
                                                                           ---------            ---------
   Cash provided by operating activities                                     188,127              170,416
                                                                           ---------            ---------

Investing activities
   Notes receivable                                                             --                 16,400
   Purchase of fixed assets                                                   (2,877)              (2,165)
                                                                           ---------            ---------
Cash (used in) provided by investing activities                               (2,877)              14,235
                                                                           ---------            ---------

Financing activities
   Proceeds from note payable - revolving credit facility                     25,907              (92,832)
   Notes payable - trade                                                     (69,006)             (50,148)
   Principal payments on capital lease - facility                            (17,875)             (17,875)
   Payments on other capital lease obligations                              (116,059)             (82,258)
   Due to prior officers                                                          --              (62,500)
                                                                           ---------            ---------
   Cash used in financing activities                                        (177,033)            (305,613)
                                                                           ---------            ---------

   Net increase (decrease) in cash                                             8,217             (120,962)
   Cash at beginning of period                                                 2,694              147,307
                                                                           ---------            ---------
   Cash at end of period                                                   $  10,911            $  26,345
                                                                           =========            =========
Supplemental disclosure of cash flow information
   Interest paid                                                           $ 115,000            $ 101,000
                                                                           =========            =========
Noncash investing and financing activities
   Additions to capital leases                                             $  10,820            $  52,758
                                                                           =========            =========

               See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1996



Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the three- month period ended June 30, 1996 may not be indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended March 31, 1996 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

Management has formulated certain planned actions to mitigate the effects of the Company's working capital deficiency and generate sufficient cash to meet its operating needs through at least June 30, 1997. The plan includes, among other matters, increasing the borrowing capacity under the revolving credit facility, obtaining more favorable terms and financing from vendors, reducing corporate expenses and increasing services to managed care providers. No assurances can be made that management will be successful in achieving its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable are principally due from third party payors, primarily governmental agencies (Medicare and Medicaid), managed care organizations and private insurance companies.

Inventories

Inventories consist of over-the-counter and prescription drugs, infusion products and supplies, and home health care equipment and supplies and are priced at the lower of cost or market using the first-in, first-out ("FIFO") method.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1996



Earnings Per Share

For the quarters ended June 30, 1996 and 1995, primary loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. On a fully diluted basis, both the net loss and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4). For the periods ended June 30, 1996 and 1995, their effect was anti- dilutive and therefore not included in the calculation.

Income Taxes

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

Major Customer

The Company's revenues from one customer accounted for 24% and 11% of the Company's net sales for the three months ended June 30, 1996 and 1995, respectively. At June 30, 1996, this customer represented approximately 15% of the Company's gross receivables.

Note 2 - Notes Payable and Capital Lease Obligations

Notes payable - trade

The Company's trade notes outstanding which arose in connection with the purchase of pharmaceutical inventories are as follows:

(A) In December 1995, the Company issued an unsecured note payable to a trade creditor in the principal amount of $348,616. The outstanding balance at June 30, 1996 was $178,643. The note is payable in ten monthly installments of $36,808, which includes interest at 12% per annum.

(B) During the three months ended June 30, 1996, the Company converted a portion of its accounts payable into a note payable to a trade creditor in the principal amount aggregating $46,949. This note is payable in monthly installments of approximately $4,200 beginning October 11, 1996 which includes interest at 10.9% per annum. At June 30, 1996, the Company has classified the principal balance as a current note payable-trade.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1996



Notes payable - revolving credit facility

In April 1994, the Company entered into a Loan and Security Agreement (the "Agreement") with Rosenthal and Rosenthal ("Rosenthal") to borrow, under certain conditions and terms, up to $2,500,000 at an interest rate of prime (8-1/4% at June 30, 1996) plus 4-7/8%. Borrowings under the Agreement are collateralized by certain assets of the Company, including accounts receivables, inventories, equipment and fixtures. The Company's ability to use this revolving credit facility is dependent upon the level of its eligible receivables, as defined in the Agreement. In addition, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock at $2.00 per share.

Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement (the "Amendment"). The Amendment extends the Agreement through April 28, 1997 and allows the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. The revolving credit facility can be terminated by Rosenthal absent a default, at any time upon one hundred-twenty days notice. The Company granted Rosenthal an extension of their current warrants to purchase 70,000 shares of the Company's common stock, at $2.00 per share until October 31, 1997. In addition, the Company granted Rosenthal warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. Commencing April 28, 1996, the Company is required to pay a facility fee of $35,000 per annum.

The revolving credit facility bears interest at variable market rates and as such the carrying value approximates its fair value.

Capital lease facility

The Company leases its principal office and warehouse facility (the "Facility") and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through April 1999.

The Facility was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, U.S.A. (now "Fleet") $1,072,500 principal amount of its Industrial Development Bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture"), which created a lien on the Facility. The Company also paid $227,500 in order for the Agency to purchase the warehouse. This amount and other acquisition costs are capitalized as land and building under capital lease.

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty

                       ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1996


Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1997. Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1997, the entire balance outstanding has been classified as current on the accompanying condensed consolidated balance sheet at June 30, 1996.

In lieu of rent, the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/4% at June 30, 1996) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing, the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

Other capital leases

The Company leases durable medical equipment under capital lease agreements which extend through March 31, 2000.

Note 3 - Contingencies

The City of New York is conducting an audit relating to General Corporation and Commercial Rent taxes for the years 1990 through 1992. The Company has been advised verbally by the City of New York that a probable liability will be assessed. The minimum probable liability is included in the Company's reserves for contingencies at June 30, 1996.

The Company has a recorded liability as of June 30, 1996 of $200,000 with respect to claims that may be asserted against the Company as a result of prior management's financial improprieties.

An agency of New York State is conducting a review of Medicaid reimbursement with respect to two categories of products for the years 1990 through 1993. The Company has not been advised as to whether any claim will be made.

In June 1995, a former employee commenced an action against the Company and certain of its former and current officers, directors and shareholders. The action alleges that the Company breached plaintiff's employment agreement. The Company must now serve an Answer and proceed with discovery. The Company intends to deny the principal allegations in the Complaint and to defend this action vigorously. Management and counsel are still assessing the legal implications at this time but currently management believes that this action will not have any

                       ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1996


material adverse financial impact on the Company. The minimum probable liability as estimated by management is included in the Company's reserve for contingencies at June 30, 1996.

Management believes that the above matters will be settled without any material adverse financial impact to the Company.

Note 4 - 6% Redeemable Cumulative Convertible Preferred Stock

On December 14, 1994 and January 30, 1995, the Company completed the sale at $2.00 per share of 1,325,000 shares of redeemable convertible preferred stock ("Preferred Stock") with a 6% per annum cumulative dividend. During the quarter ended December 31, 1995, the Company sold at $2.50 per share 25,000 additional shares of Preferred Stock to certain officers and directors of the Company. The Preferred Stock is convertible at any time at the option of the holder, subject to antidilution adjustments, into 1,350,000 shares of common stock. The Company has reserved 1,350,000 shares of common stock for such conversion. At any time on or after December 31, 1995, subject to certain conditions, such as the registration of the underlying common stock under the Securities Act of 1933, compliance with the terms of the Preferred Stock and any other agreement with the holders of the Preferred Stock and the payment of all dividends that are accrued and unpaid on the Preferred Stock as of the Redemption Date, the Company may redeem all or any portion of the Preferred Stock then outstanding. For each share that is called for redemption, the Company shall pay $3.00 per share from December 31, 1995 through December 31, 1997 and $4.00 per share on or after January 1, 1998. The holders of the Preferred Stock are entitled to voting rights equivalent to that of the common stock. The Preferred Stock is senior to the common stock in the event of a liquidation of the Company. The liquidation preference is $2.00 per share plus accrued and unpaid dividends.

The Preferred Stock was subject to mandatory redemption requirements of up to $4.00 per share plus accrued dividends. As of June 16, 1995, the holders of Preferred Stock agreed to modify their stockholder agreements to negate the mandatory redemption requirements. This modification eliminates the need for recognition of accretion effective June 16, 1995, and results in the Preferred Stock being classified as equity rather than debt.

The Company is obligated to pay annual dividends of $.12 per share on its 1,350,000 outstanding shares of Preferred Stock. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of Common Stock valued in accordance with the terms of such stock. Dividends on the Company's Preferred Stock are payable in preference and priority to any payment of any dividends on the common stock.

The June 1, 1996 Dividend was paid out in 54,793 shares of common stock on July 7, 1996. Accrued and unpaid dividends from June 2, 1996 to June 30, 1996 of $13,500 are included in accrued expenses and other current liabilities at June 30, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

Results of Operations

Net sales increased approximately $121,000 or 3% from the comparable 1995 quarter to $3.93 million for the three months ended June 30, 1996. The increase was the result of an increase of approximately $538,000 in the Company's institutional pharmacy business offset by decreases in the Company's infusion services, durable medical equipment and oral medications revenues of approximately $297,000, $54,000 and $66,000, respectively.

Gross profit for the three months ended June 30, 1996 and 1995 was approximately $1.72 and $1.67 million, respectively, representing approximately 44% of net sales for the three months ended June 30, 1996 and June 30, 1995.

Selling, general and administrative expenses ("SG &A") were approximately $1.55 and $1.78 million or approximately 39.3% and 46.7% of net sales for the three months ended June 30, 1996 and 1995, respectively. The decrease was principally the result of reductions of approximately $100,000 and $36,000 for professional fees and insurance, respectively.

Financial Condition

The Company's cash provided by operating activities during the three months ended June 30, 1996 was $188,127. As of June 30, 1996, the Company had a working capital deficiency of $901,182 as compared to $680,618 at March 31, 1996. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $429,000 has been classified as a current liability at June 30, 1996. The Company's working capital deficiency at June 30, 1996 would be $543,682 if the capital lease were not classified as a current liability on the June 1996 balance sheet. The Company is current in the payment of principal and interest.

Management has formulated certain planned actions to mitigate the working capital deficiency and generate sufficient cash to meet its operating needs through at least June 30, 1997. The plan includes, among other matters, increasing the borrowing capacity under the revolving credit facility, obtaining better terms and financing from vendors, reducing corporate expenses and increasing services to managed care providers. No assurances can be made that management will be successful in achieving its plans, however.

On April 28, 1994, the Company obtained a $2.5 million maximum commitment working capital facility from Rosenthal and Rosenthal ("Rosenthal") and used funds borrowed under that facility to reduce its indebtedness to Fleet under the capital lease-facility and to trade and other creditors. Interest on the greater of $1,250,000 or the outstanding balance is payable monthly at the rate of 4 7/8% over the prime rate. Effective February 1, 1996, the Company agreed to an amendment of the Loan and Security Agreement, which allows the Company to borrow, under certain conditions and terms up to $3,500,000 at an interest rate of prime plus 37/8%. See, "Note 2 - Notes payable - revolving credit facility."

Accounts receivable is principally due from third party payors, primarily governmental agencies (Medicare and Medicaid) and private insurance companies.




                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACCUHEALTH, INC.


Date: August 13, 1996               By: /s/Glenn C.Davis
                                        -----------------------------------
                                          Glenn C. Davis, as
                                          President and Chief Executive Officer


Date:  August 13, 1996              By: /s/Gary S. LaPorta
                                        -----------------------------------
                                          Gary S. LaPorta, as
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer