Form 10-Q
period 1996-09-30
ACCUHEALTH INC
filed 1996-11-14
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     (Mark one)

     |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


     Indicate by check mark (X) whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at November 11, 1996
Common stock, par value $.01 per share                  1,375,085 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 1996 and March 31, 1996                              3

          Condensed Consolidated Statements of Operations
          for the three and six months ended September 30, 1996 and 1995     4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended September 30, 1996 and 1995               5

          Notes to Condensed Consolidated Financial
          Statements                                                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      12

SIGNATURES                                                                   14

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                       September 30, 1996   March 31, 1996
                                                              ------------------   --------------
Current Assets:
   Cash                                                              $     6,381    $     2,694
   Accounts receivable, net                                            5,000,959      4,459,693
   Inventories                                                           663,382        621,838
   Prepaid expenses and other current assets                             104,608        103,114
                                                                     -----------    -----------
      Total Current Assets                                             5,775,330      5,187,339

Revenue producing equipment, net                                         603,603        670,352
Fixed assets, net                                                      1,704,744      1,758,646
Other assets                                                              28,956         34,620
                                                                     -----------    -----------

     Total Assets                                                    $ 8,112,633    $ 7,650,957
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility                         $ 2,746,888    $ 2,413,392
   Notes payable - trade                                                 103,813        294,598
   Accounts payable                                                    2,105,595      1,512,836
   Accrued expenses and other current liabilities                      1,124,798      1,021,422
   Reserve for contingencies                                                --          200,000
   Capital lease facility                                                357,500         71,500
   Current portion of other capital lease obligations                    232,541        354,209
                                                                     -----------    -----------
      Total Current Liabilities                                        6,671,135      5,867,957

Capital lease - facility, less current portion                              --          375,375
Other capital lease obligations, less current portion                     87,316        112,977
                                                                     -----------    -----------

    Total Liabilities                                                  6,758,451      6,356,309
                                                                     -----------    -----------


Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                                --             --
  6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation preference, authorized,
    issued and outstanding 1,350,000 shares                               13,500         13,500
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued 1,683,089 and 1,630,233 shares, respectively           16,831         16,302
  Additional paid-in capital                                           6,087,232      6,007,938
  Deficit                                                             (4,139,061)    (4,118,772)
                                                                     -----------    -----------
                                                                       1,978,502      1,918,968
  Less treasury stock (308,004 shares) at cost                           624,320        624,320
                                                                     -----------    -----------
Total Stockholders' Equity                                             1,354,182      1,294,648
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity                           $ 8,112,633    $ 7,650,957
                                                                     ===========    ===========

                  See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended            Six Months Ended
                                            September 30,                 September 30,
                                      -------------------------    -------------------------
                                          1996          1995           1996         1995
                                          ----          ----           ----         ----

Net Sales                             $ 4,155,736   $ 3,871,305    $ 8,083,108   $ 7,677,798
Cost of goods sold                      2,490,757     2,114,078      4,707,241     4,250,479
                                      -----------   -----------    -----------   -----------
Gross profit                            1,664,979     1,757,227      3,375,867     3,427,319
Selling, general and administrative
   expenses                             1,519,855     2,050,406      3,065,255     3,827,763
                                      -----------   -----------    -----------   -----------
Operating (loss) income                   145,124      (293,179)       310,612      (400,444)
Interest expense                          122,640       173,652        251,035       296,329
                                      -----------   -----------    -----------   -----------

Net income (loss)                     $    22,484   $  (466,831)   $    59,577   $  (696,773)
                                      ===========   ===========    ===========   ===========



Net primary and fully diluted loss
  per share:
     Primary                          $      (.01)  $      (.41)   $     (.01)   $      (.66)
     Fully diluted                    $      (.01)  $      (.41)   $     (.01)   $      (.66)
                                     ============   ===========    ===========   ===========

Weighted number of common shares
   and equivalents outstanding
     Primary                            1,375,085     1,242,549      1,356,521     1,242,274
                                     ------------   -----------    -----------   -----------
     Fully diluted                      1,375,085     1,242,549      1,356,521     1,242,274
                                     ------------   -----------    -----------   -----------




            See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                          September 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
Operating activities

Net income (loss)                                                    $  59,577    $(696,773)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Amortization of financing costs                                    16,448       69,642
     Depreciation and amortization                                     204,489      199,136
     Write off of Revenue Producing Equipment                           29,606         --
Changes in operating assets and liabilities:
     Accounts receivable                                              (541,266)    (689,734)
     Inventories                                                       (41,544)    (152,115)
     Prepaid expenses and other assets                                  (1,494)      26,718
     Other assets                                                      (15,540)     (19,876)
     Accounts payable                                                  592,759      811,861
     Reserve for contingencies                                        (200,000)        --
     Accrued expenses and other current liabilities                     23,510      131,021
                                                                     ---------    ---------
     Cash provided by (used in) operating activities                   126,545     (320,120)
                                                                     ---------    ---------

Investing activities
     Notes receivable                                                     --         32,800
     Purchase of revenue producing equipment                              --           --
     Purchase of fixed assets                                          (10,636)     (26,883)
                                                                     ---------    ---------
     Cash used in investing activities                                 (10,636)       5,917
                                                                     ---------    ---------

Financing activities
     Proceeds from note payable - revolving credit facility            333,496      679,677
     Principal payments on note payable -Towerview                    (190,785)    (147,406)
     Principal payments on capital lease - facility                    (89,375)     (35,750)
     Payments on other capital lease obligations                      (165,558)     (93,522)
     Due to prior officers                                                --       (152,301)
                                                                     ---------    ---------
     Cash  (used in) provided by financing activities                 (112,222)     250,698
                                                                     ---------    ---------

     Net increase (decrease) in cash                                     3,687      (63,505)
     Cash at beginning of period                                         2,694      147,307
                                                                     ---------    ---------
     Cash at end of period                                           $   6,381    $  83,802
                                                                     =========    =========

Supplemental disclosure of cash flow information:
     Interest paid                                                   $ 235,671    $ 227,331
                                                                     =========    =========

Noncash investing and financing activities:
     Additions to capital leases                                     $  18,229    $  52,758
                                                                     =========    =========

                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996



Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the six-month period ended September 30, 1996 may not be indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended March 31, 1996 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

Management has formulated certain planned actions to mitigate the effects of the Company's working capital deficiency and generate sufficient cash to meet its operating needs through at least September 30, 1997. The plan includes, among other matters, increasing the borrowing capacity under the revolving credit facility, obtaining more favorable terms and financing from vendors, reducing corporate expenses and increasing services to managed care providers. No assurances can be made that management will be successful in achieving its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable are principally due from third party payers, primarily governmental agencies (Medicare and Medicaid), managed care organizations and private insurance companies.

Inventories

Inventories consist of over-the-counter and prescription drugs, infusion products and supplies, and home health care equipment and supplies and are priced at the lower of cost or market using the first-in, first-out ("FIFO") method.

Earnings Per Share

For the three months and six months ended September 30, 1996 and 1995, primary loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Net loss applicable to

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996



common stock is derived by reducing net income (loss) by redeemable preferred stock dividends and accretion. Dividends and accretion attributable to the redeemable preferred stock were $40,500 and $39,750, respectively, for the three months ended September 30, 1996 and 1995 and $79,866 and $123,102, respectively, for the six months ended September 30, 1996 and 1995. Net loss applicable to common stockholders for the three months ended September 30, 1996 and 1995, respectively, were ($18,016) and ($506,581) and ($20,289) and ($819,875) for the
six months ended September 30, 1996 and 1995, respectively. On a fully diluted basis, both the net loss and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4). For the periods ended September 30, 1996 and 1995, their effect was anti-dilutive and therefore not included in the calculation.

Income Taxes

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

Major Customer

The Company's revenues from one customer accounted for 24% and 10% of the Company's net sales for the three months ended September 30, 1996 and 1995, respectively, and 25% and 11% for the six months ended September 30, 1996 and 1995, respectively. At September 30, 1996, this customer represented approximately 17% of the Company's gross receivables.

Note 2 - Notes Payable and Capital Lease Obligations

Notes payable - trade

The Company's trade notes outstanding which arose in connection with the purchase of pharmaceutical inventories are as follows:

(A) In December 1995, the Company issued an unsecured note payable to a trade creditor in the principal amount of $348,616. The outstanding balance at September 30, 1996 was $64,342. The note is payable in ten monthly installments of $36,808, which includes interest at 12% per annum.

(B) During the three months ended June 30, 1996, the Company converted a portion of its accounts payable into a note payable to a trade creditor in the principal amount aggregating $46,949. The outstanding balance at September 30, 1996 was $39,471. This note is payable in monthly installments of approximately $4,200 beginning August 24, 1996 which includes interest at 10.9% per annum. At September 30, 1996, the Company has classified the principal balance as a current note payable-trade.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996

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

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1997 with a

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996

principal payment of $71,500 in July, 1996. Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1997, the entire balance outstanding has been classified as current on the accompanying condensed consolidated balance sheet at September 30, 1996.

In lieu of rent, the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/4% at September 30, 1996) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing, the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

Other capital leases

The Company leases durable medical equipment under capital lease agreements which extend through March 31, 2000.

Note 3 - Contingencies

The City of New York conducted an audit relating to General Corporation and Commercial Rent taxes for the years 1990 through 1992. The Company has settled with the City of New York during the quarter for approximately $100,000 and reclassed the liability to accrued expenses and other current liabilities from the reserve for contingencies. As of September 30, 1996, as a result of the settlement with the City of New York, the remaining balance of the reserve for contingencies has been reclassed to accrued expenses and other current liabilities.

An agency of New York State is conducting a review of Medicaid reimbursement with respect to two categories of products for the years 1990 through 1993. The Company has not been advised as to whether any claim will be made.

In June 1995, a former employee commenced an action against the Company alleging that the Company breached plaintiff's employment agreement. The Company intends to deny the principal allegations in the Complaint and to defend this action vigorously. Management and counsel are still assessing the legal implications at this time but currently management believes that this action will not have any material adverse financial impact on the Company. The minimum probable liability as estimated by management of approximately $15,000 is included in accrued expenses and other current liabilities at September 30, 1996.

Management believes that the above matters will be settled without any material adverse financial impact to the Company.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996

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

The June 1, 1996 Dividend was paid out in 54,793 shares of common stock on July 7, 1996. Accrued and unpaid dividends from June 2, 1996 to September 30, 1996 of $54,000 are included in accrued expenses and other current liabilities at September 30, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended September 30, 1996 and 1995

Net sales increased approximately $285,000 or 7% from the comparable 1995 quarter to $4.2 million for the three months ended September 30, 1996. The increase was the result of increases of approximately $506,000, $43,000 and $12,000 in the Company's institutional pharmacy business, durable medical equipment and oral medication revenues, respectively, offset, in part, by a decrease in the Company's infusion services revenues of approximately $276,000.

Gross profit for the three months ended September 30, 1996 and 1995 was approximately $1.66 and $1.76 million, respectively, representing approximately 40% of net sales for the three months ended June 30, 1996 as compared to 45% for the comparable prior year. Gross profit decreased primarily due to an increase in lower margin institutional pharmacy and infusion services business.

Selling, general and administrative expenses ("SG &A") were approximately $1.52 and $2.05 million or approximately 37.9% and 49.9% of net sales for the three months ended September 30, 1996 and 1995, respectively. The decrease was principally the result of reductions of approximately $173,000, $110,000, $109,000 and $25,000 for professional fees, marketing costs, certain clinical and administrative salaries and insurance, respectively.

Six Months Ended September 30, 1996 and 1995

Net sales for the six months ended September 30, 1996 increased approximately $405,000 or 5% from the comparable 1995 period to $8.1 million. The increase was the result of an increase of approximately $1,112,000 in the Company's institutional pharmacy business partially offset by decreases in the Company's infusion services revenues, oral medication and durable medical equipment revenues, respectively, of approximately $588,000, $98,000 and $21,000.

Gross profit for the six months ended September 30, 1996 and 1995 was approximately $3.38 and $3.43 million, respectively, representing approximately 42% of net sales for the six months ended September 30, 1996 as compared to 45% for the six months ended September 30, 1995. The decrease was primarily due to an increase in lower margin institutional pharmacy business.

Selling, general and administrative expenses ("SG &A") were approximately $3.07 and $3.83 million or approximately 37.9% and 49.9% of net sales for the six months ended September 30, 1996 and 1995, respectively. The decrease was principally the result of reductions of approximately $172,000, $163,000, $121,000 and $61,000 for professional fees, certain clinical and administrative salaries, marketing costs and insurance, respectively.

Financial Condition

The Company's cash provided by operating activities during the six months ended September 30, 1996 was $126,545. As of September 30, 1996, the Company had a working capital deficiency of $895,805 as compared to $680,618 at March 31, 1996. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $357,500 has been classified as a current liability at September 30, 1996. The Company's working capital deficiency at September 30, 1996 would be $574,055 if the capital lease were not classified as a current liability on the September 1996 balance sheet. The Company is current in the payment of principal and interest with respect to such capital lease.

Management has formulated certain planned actions to mitigate the working capital deficiency and generate sufficient cash to meet its operating needs through at least September 30, 1997. The plans include seeking an acquisition, increasing the borrowing capacity under the Company's existing revolving credit facility and continuing to obtain better terms and financing from vendors and reducing corporate expenses. No assurances can be made that management will be successful in achieving its plans, however.

On April 28, 1994, the Company obtained a $2.5 million maximum commitment working capital facility from Rosenthal and Rosenthal ("Rosenthal") and used funds borrowed under that facility to reduce its indebtedness to Fleet under the capital lease-facility and to trade and other creditors. Interest on the greater of $1,250,000 or the outstanding balance is payable monthly at the rate of 47/8% over the prime rate. Effective February 1, 1996, the Company agreed to an amendment of the Loan and Security Agreement, which allows the Company to borrow, under certain conditions and terms up to $3,500,000 at an interest rate of prime plus 37/8%. See, "Note 2 - Notes payable revolving credit facility."

During the quarter ended September 30, 1996, the Company has made a settlement of approximately $100,000 with the City of New York as a result of an audit relating to General Corporation and Commercial Rent taxes for the years 1990 through 1992. Payment terms have not been yet been agreed upon.

Accounts receivable is principally due from third party payers, primarily governmental agencies (Medicare and Medicaid) and private insurance companies.

Disclosure Regarding Forward-Looking Statements

This document contains certain forward-looking statements, containing the words "believes," "anticipates," "expects," and words of similar import, based upon current expectations that involve a number of known and unknown business risks and uncertainties. The factors that could cause results to differ materially include the following: national and regional economic conditions, changes in the reimbursement practices of third party payers, changes in laws affecting the availability of health care services for the needy that reduce the funding available for such services, risks related to the expansion of the Company's business, whether through acquisitions or internal growth, losses of key executives or other employees, and other risks and uncertainties described in the Company's Annual Report on form 10-KSB filed with the SEC for the year ended March 31, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCUHEALTH, INC.


Date: November 14, 1996                 By: /s/Glenn C. Davis
                                           ------------------------------------
                                           Glenn C. Davis, as
                                           President and Chief Executive Officer


Date: November 14, 1996                 By: /s/Gary S. LaPorta
                                           ------------------------------------
                                           Gary S. LaPorta, as
                                           Treasurer, Chief Financial Officer
                                           and Chief Accounting Officer