Form 10-Q
period 1996-12-31
ACCUHEALTH INC
filed 1997-02-14
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

          (Mark one)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


         1575 Bronx River Avenue
             Bronx, New York                                  10460
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (718) 518-9511


     Indicate by check mark (X) whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X_    No___


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at February 11, 1997
  Common stock, par value $.01 per share                  1,479,594 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of
        December 31, 1996 and March 31, 1996                               3

        Condensed Consolidated Statements of Operations
        for the three and nine months ended
        December 31, 1996 and 1995                                         4

        Condensed Consolidated Statements of Cash Flows
        for the nine months ended December 31, 1996 and 1995               5

        Notes to Condensed Consolidated Financial
        Statements                                                         6

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations                      11


SIGNATURES                                                                 13

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 December 31, 1996  March 31, 1996
                                                                 -----------------  --------------
ASSETS:
Current Assets:
   Cash                                                              $     1,548    $     2,694
   Accounts receivable, net                                            5,067,099      4,459,693
   Inventories                                                           750,705        621,838
   Prepaid expenses and other current assets                              85,247        103,114
                                                                     -----------    -----------
      Total Current Assets                                             5,904,599      5,187,339

Revenue producing equipment, net                                         564,966        670,352
Fixed assets, net                                                      1,685,352      1,758,646
Other assets                                                              24,388         34,620
                                                                     -----------    -----------

     Total Assets                                                    $ 8,179,305    $ 7,650,957
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility                         $ 2,856,745    $ 2,413,392
   Notes payable - trade                                                 106,020        294,598
   Accounts payable                                                    2,051,195      1,512,836
   Accrued expenses and other current liabilities                      1,080,794      1,021,422
   Reserve for contingencies                                                --          200,000
   Capital lease facility                                                357,500         71,500
   Current portion of other capital lease obligations                    171,561        354,209
                                                                     -----------    -----------
      Total Current Liabilities                                        6,623,815      5,867,957

Capital lease - facility, less current portion                              --          375,375
Other capital lease obligations, less current portion                    101,518        112,977
                                                                     -----------    -----------

    Total Liabilities                                                  6,725,333      6,356,309
                                                                     -----------    -----------


Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                                --             --
  6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation preference, authorized,
    issued and outstanding 1,350,000 shares                               13,500         13,500
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued 1,787,598 and 1,630,233 shares, respectively           17,876         16,302
  Additional paid-in capital                                           6,167,187      6,007,938
  Deficit                                                             (4,120,271)    (4,118,772)
                                                                     -----------    -----------
                                                                       2,078,292      1,918,968
  Less treasury stock (308,004 shares) at cost                           624,320        624,320
                                                                     -----------    -----------
Total Stockholders' Equity                                             1,453,972      1,294,648
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity                           $ 8,179,305    $ 7,650,957
                                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended                Nine Months Ended
                                         ------------------                -----------------
                                             December 31,                    December 31,
                                             ------------                    ------------
                                          1996           1995             1996          1995
                                          ----           ----             ----          ----

Net Sales                             $  4,221,491   $  3,716,056    $ 12,304,599   $ 11,393,854
Cost of goods sold                       2,458,407      1,953,813       7,165,648      6,204,292
                                      ------------   ------------    ------------   ------------
Gross profit                             1,763,084      1,762,243       5,138,951      5,189,562
Selling, general and administrative
   expenses                              1,581,594      1,690,179       4,646,849      5,517,942
                                      ------------   ------------    ------------   ------------
Operating income (loss)                    181,490         72,064         492,102       (328,380)
Interest expense                           122,200        155,979         373,235        452,308
                                      ------------   ------------    ------------   ------------

Net income (loss)                     $     59,290   $    (83,915)   $    118,867   $   (780,688)
                                      ============   ============    ============   ============




Net primary and fully diluted
 income (loss) per share:
     Primary                          $        .01   $       (.10)           --     $       (.72)
     Fully diluted                    $        .01   $       (.10)           --     $       (.72)
                                      ============   ============    ============   ============

Weighted number of common shares
   and equivalents outstanding
     Primary                             1,410,300      1,267,436       1,374,513      1,250,570
                                      ------------   ------------    ------------   ------------
     Fully diluted                       1,410,300      1,267,436       1,374,513      1,250,570
                                      ------------   ------------    ------------   ------------







            See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine Months Ended
                                                                          December 31,
                                                                          ------------
                                                                        1996         1995
                                                                        ----         ----
Operating activities

Net income (loss)                                                    $ 118,867    $(760,688)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Amortization of financing costs                                    41,492      109,647
     Depreciation and amortization                                     304,754      307,604
     Write off of Revenue Producing Equipment                           15,800         --
Changes in operating assets and liabilities:
     Accounts receivable                                              (607,406)    (780,826)
     Inventories                                                      (128,867)     (92,157)
     Prepaid expenses and other assets                                  17,867        3,246
     Other assets                                                      (31,250)     (28,285)
     Accounts payable and notes payable trade                          640,684      574,170
     Reserve for contingencies                                        (200,000)        --
     Accrued expenses and other current liabilities                     59,372      283,396
                                                                     ---------    ---------
     Cash provided by (used in) operating activities                   231,313     (403,893)
                                                                     ---------    ---------

Investing activities
     Notes receivable                                                     --         54,165
     Purchase of revenue producing equipment                              --           --
     Purchase of fixed assets                                          (23,740)     (31,978)
                                                                     ---------    ---------
     Cash (used in) provided by investing activities                   (23,740)      22,187
                                                                     ---------    ---------

Financing activities
     Proceeds from sale of redeemable convertible preferred shares        --         62,500
     Proceeds from note payable - revolving credit facility            443,353      785,076
     Principal payments on note payable -trade                        (271,957)    (147,406)
     Principal payments on capital lease - facility                    (89,375)     (53,625)
     Payments on other capital lease obligations                      (290,740)    (216,666)
     Due to prior officers                                                --       (189,222)
                                                                     ---------    ---------
     Cash  (used in) provided by financing activities                 (208,719)     240,657
                                                                     ---------    ---------

     Net decrease in cash                                               (1,146)    (141,049)
     Cash at beginning of period                                         2,694      147,307
                                                                     ---------    ---------
     Cash at end of period                                           $   1,548    $   6,258
                                                                     =========    =========

Supplemental disclosure of cash flow information:
     Interest paid                                                   $ 331,743    $ 387,700
                                                                     =========    =========

Noncash investing and financing activities:
     Additions to capital leases                                     $  96,633    $ 123,505
                                                                     =========    =========




                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996


Note 1 - Basis of Presentation

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the nine-month period ended December 31, 1996 may not be indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended March 31, 1996 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

Management has formulated certain planned actions to mitigate the effects of the Company's working capital deficiency and generate sufficient cash to meet its operating needs through at least December 31, 1997. The plan included, among other matters, increasing the borrowing capacity under the revolving credit facility, obtaining more favorable terms and financing from vendors, reducing corporate expenses and increasing services to managed care providers. The Company expects to extend its current financing agreement with more favorable terms, obtained more favorable terms with vendors and has reduced corporate expenses. However, no assurances can be made that management will be successful in achieving its plans or that the Company will continue or improve in profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings Per Share

For the three months and nine months ended December 31, 1996 and 1995, primary loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Net income (loss) applicable to

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996



common stock is derived by reducing net income (loss) by redeemable preferred stock dividends. Dividends attributable to the redeemable preferred stock were $40,500, and $40,323, respectively, for the three months ended December 31, 1996 and 1995 and $ 121,500, and $117,704, respectively, for the nine months ended December 31, 1996 and 1995. Net income (loss) applicable to common stockholders for the three months ended December 31, 1996 and 1995, respectively, were $59,290 and $(83,915 ) and $118,867 and $(780,688 ) for the nine months ended
December 31, 1996 and 1995, respectively. On a fully diluted basis, both the net loss and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4). For the periods ended December 31, 1996 and 1995, their effect was anti-dilutive and therefore not included in the calculation.

Income Taxes

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

Major Customer

The Company's revenues from one customer accounted for 29.9% and 21.0% of the Company's net sales for the three months ended December 31, 1996 and 1995, respectively, and 26.4% and 14.9% for the nine months ended December 31, 1996 and 1995, respectively. At December 31, 1996, this customer represented approximately 18.8% of the Company's gross receivables.

Note 2 - Notes Payable and Capital Lease Obligations

Notes payable - trade

The Company's trade notes outstanding which arose in connection with the purchase of pharmaceutical inventories are as follows:

(A) In December 1995, the Company issued an unsecured note payable to a trade creditor in the principal amount of $348,616. The note, with interest at 12% per annum, was paid in full during the quarter ended December 31, 1996.

(B) During the three months ended June 30, 1996, the Company converted a portion of its accounts payable into a note payable to a trade creditor in the principal amount aggregating $46,949. The outstanding balance at December 31, 1996 was $28,004. This note is payable in monthly installments of approximately $4,200 beginning August 24, 1996 which includes interest at 10.9% per annum. During the quarter ended December 31, 1996, the Company converted a portion of its accounts payable into a note payable to this same trade creditor in the principal amount aggregating $102,325. The outstanding balance at December 31, 1996 was $78,016. This note is payable in monthly installments of approximately $9,200 beginning October 15, 1996 which includes interest at 13.5% per annum. At December 31, 1996, the Company has classified the principal balance as a current note payable-trade.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996



Notes payable - revolving credit facility

In April 1994, the Company entered into a Loan and Security Agreement (the "Agreement") with Rosenthal and Rosenthal ("Rosenthal") to borrow, under certain conditions and terms, up to $2,500,000 at an interest rate of prime (8-1/4% at December 31, 1996) plus 4-7/8%. Borrowings under the Agreement are collateralized by certain assets of the Company, including accounts receivables, inventories, equipment and fixtures. The Company's ability to use this revolving credit facility is dependent upon the level of its eligible receivables, as defined in the Agreement. In addition, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock at $2.00 per share.

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

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1997 with a principal payment of $71,500 in July, 1996. Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1997, the entire balance

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996



outstanding has been classified as current on the accompanying condensed consolidated balance sheet at December 31, 1996.

In lieu of rent, the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/4% at December 31, 1996) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing, the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

Other capital leases

The Company leases durable medical equipment under capital lease agreements which extend through March 31, 2000.

Note 3 - Contingencies

The City of New York conducted an audit relating to General Corporation and Commercial Rent taxes for the years 1990 through 1992. The Company has settled with the City of New York during the quarter ended September 30, 1996 for approximately $100,000 and reclassified the liability to accrued expenses and other current liabilities from the reserve for contingencies. As of September 30, 1996, as a result of the settlement with the City of New York, the remaining balance of the reserve for contingencies has been reclassified to accrued expenses and other current liabilities.

An agency of New York State is conducting a review of Medicaid reimbursement with respect to two categories of products for the years 1990 through 1993. The Company has not been advised as to whether any claim will be made.

In June 1995, a former employee commenced an action against the Company alleging that the Company breached plaintiff's employment agreement. The Company intends to deny the principal allegations in the Complaint and to defend this action vigorously. Management and counsel are still assessing the legal implications at this time but currently management believes that this action will not have any material adverse financial impact on the Company. The minimum probable liability as estimated by management of approximately $15,000 is included in accrued expenses and other current liabilities at December 31, 1996.

Management believes that the above matters will be settled without any material adverse financial impact to the Company.


Note 4 - 6% Redeemable Cumulative Convertible Preferred Stock

On December 14, 1994 and January 30, 1995, the Company completed the sale at $2.00 per share of 1,325,000 shares of redeemable convertible preferred stock ("Preferred Stock") with a 6% per annum

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1996



cumulative dividend. During the quarter ended December 31, 1995, the Company sold at $2.50 per share 25,000 additional shares of Preferred Stock to certain officers and directors of the Company. The Preferred Stock is convertible at any time at the option of the holder, subject to anti-dilution adjustments, into 1,350,000 shares of common stock. The Company has reserved 1,350,000 shares of common stock for such conversion. At any time on or after December 31, 1995, subject to certain conditions, such as the registration of the underlying common stock under the Securities Act of 1933, compliance with the terms of the Preferred Stock and any other agreement with the holders of the Preferred Stock and the payment of all dividends that are accrued and unpaid on the Preferred Stock as of the Redemption Date, the Company may redeem all or any portion of the Preferred Stock then outstanding. For each share that is called for redemption, the Company shall pay $3.00 per share from December 31, 1995 through December 31, 1997 and $4.00 per share on or after January 1, 1998. The holders of the Preferred Stock are entitled to voting rights equivalent to that of the common stock. The Preferred Stock is senior to the common stock in the event of a liquidation of the Company. The liquidation preference is $2.00 per share plus accrued and unpaid dividends.

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

The December 1, 1996 dividend is being paid out in 104,509 shares of common stock. Accrued and unpaid dividends from December 2, 1996 to December 31, 1996 of $13,500 are included in accrued expenses and other current liabilities at December 31, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended December 31, 1996 and 1995

Net sales increased approximately $505,000 or 14% from the comparable 1995 quarter to $4.2 million for the three months ended December 31, 1996. The increase was principally the result of increases of approximately $484,000 and $140,000 in the Company's institutional pharmacy business and oral medication revenues, respectively.

Gross profit for each of the three months ended December 31, 1996 and 1995 was approximately $1.76 million representing approximately 41.8% of net sales for the three months ended December 31, 1996 as compared to 47.4% for the comparable period during the prior year. Gross profit, as a percentage of net sales, decreased primarily due to an increase in lower margin institutional pharmacy business.

Selling, general and administrative expenses ("SG &A") were approximately $1.58 and $1.69 million or approximately 37.5% and 45.4% of net sales for the three months ended December 31, 1996 and 1995, respectively. The decrease was principally the result of reductions of approximately $90,000 and $44,000 for marketing costs and professional fees, respectively.

Nine Months Ended December 31, 1996 and 1995

Net sales for the nine months ended December 31, 1996 increased approximately $911,000 or 8.0% from the comparable 1995 period to $12.3 million. The increase was the result of an increase of approximately $1,552,000 and $86,000 in the Company's institutional pharmacy business and oral medications revenues, respectively, partially offset by a decrease in the Company's infusion services revenues of approximately $683,000.

Gross profit for the nine months ended December 31, 1996 and 1995 was approximately $5.14 and $5.19 million, respectively, representing approximately 41.8% of net sales for the nine months ended December 31, 1996 as compared to 45.5% for the nine months ended December 31, 1995. The percentage decrease was primarily due to an increase in lower margin institutional pharmacy business.

Selling, general and administrative expenses ("SG &A") were approximately $4.65 and $5.52 million or approximately 37.8% and 48.4% of net sales for the nine months ended December 31, 1996 and 1995, respectively. The decrease was principally the result of reductions of approximately $217,000, $211,000, $155,000, $90,000 and $65,000 for professional fees, marketing costs, certain clinical and administrative salaries, recruiting costs and insurance, respectively.

Financial Condition

The Company's cash provided by operating activities during the nine months ended December 31, 1996 was $231,313. As of December 31, 1996, the Company had a working capital deficiency of $(719,216) as compared to $(680,618) at March 31, 1996. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $357,500 has been classified as a current liability at December 31, 1996. The Company's working capital deficiency at December 31, 1996 would be $(415,341) if the capital lease were not classified as a current liability on the December 1996 balance sheet. The Company is current in the payment of principal and interest with respect to such capital lease.

Management has formulated certain planned actions to mitigate the working capital deficiency and generate sufficient cash to meet its operating needs through at least December 31, 1997. The plans include seeking an acquisition, increasing the borrowing capacity under the Company's existing revolving credit facility and continuing to obtain better terms and financing from vendors and reducing corporate expenses. The Company expects to extend its current financing agreement with more favorable terms, obtained more favorable terms with vendors and reduced corporate expenses. However, no assurances can be made that management will be successful in achieving its plan or that the Company will continue or improve in profitability.

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

During the quarter ended September 30, 1996, the Company made a settlement of approximately $100,000 with the City of New York as a result of an audit relating to General Corporation and Commercial Rent taxes for the years 1990 through 1992. Payment terms have not been yet been agreed upon.

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

                                      ACCUHEALTH, INC.


 Date: February 14, 1997              By: /s/Glenn C. Davis
                                          -----------------------
                                          Glenn C. Davis, as
                                          President and Chief Executive Officer


 Date: February 14, 1997              By: /s/Gary S. LaPorta
                                          -----------------------
                                          Gary S. LaPorta, as
                                          Treasurer, Chief Financial Officer
                                          and Chief Accounting Officer