Form 10-K
period 1997-03-31
ACCUHEALTH INC
filed 1997-06-30
CIK 840401

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K
(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended March 31, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For transition period from ___________________ to ____________________


                           Commission file No. 0-17292

                                ACCUHEALTH, INC.
                     (Exact name of registrant as specified)

                New York                               13-3176233
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

1575 Bronx River Avenue, Bronx, New York                  10460
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (718) 518-9511

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of June 18, 1997, the aggregate market value of the Common Stock held by non affiliates of the registrant was approximately $3,686,921.

     As of June 18, 1997, there were 1,787,598 shares of the Common Stock outstanding.

              -----------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held on September 26, 1997 in Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  General Development of Business

     Accuhealth, Inc., together with its wholly-owned subsidiaries, provides comprehensive home health care services, including administration of a wide array of infusion therapies, sales of oral medications and sales and rentals of durable medical equipment ("DME") and related supplies.

     The Company was incorporated in the State of New York on August 25, 1983. Effective August 20, 1990, the present name, Accuhealth, Inc., was adopted pursuant to an amendment to the Company's Certificate of Incorporation. The Company's principal offices are located at 1575 Bronx River Avenue, Bronx, New York 10460, and its telephone number is (718) 518-9511. Unless the context otherwise requires, references herein to the "Company" include Accuhealth, Inc. and all of its wholly-owned subsidiaries.

     On March 14, 1997, the Company entered into a merger agreement whereby the Company agreed to acquire ProHealthCare Infusion Services, Inc. ("PHCIS") for 300,000 shares of Company Common Stock. PHCIS, based in Springfield, New Jersey, specializes in caring for complex HIV/AIDS patients and those suffering from cancer. PHCIS also has a strong disease management capability in treating patients suffering from congestive heart failure and cardiomyopathy.

(b)  Narrative Description of Business

Products and Services

     Home infusion therapy is the at-home administration of nutrients, fluids, antibiotics and other drugs to patients. The service consists of preparation of prescription and non-prescription drugs by the Company's registered pharmacists, delivery of IV solutions to the patient's home, supply of pumps and other apparatus to administer the drugs and the provision of certain related nursing care. In addition, the Company trains patients in the self administration of infusion therapies and in many cases will also train another family member. The Company offers a wide array of infusion services for patients ranging in age from prenatal to geriatric.

     Home care results in significant cost savings over hospital-based treatments, enables patients to undergo their treatments in a more comfortable and familiar environment and can be continued over long periods of time. Infusion therapies include the in-home administration of nutrients, antibiotics and other medications to patients intravenously (into a vein), subcutaneously (under the skin), intramuscularly (into the muscle), through respiratory inhalation (into the lungs), intrathecally or epidurally (via spinal routes) or through feeding tubes. The principal infusion therapies provided by the Company are as follows:

     Antibiotic Therapy. Antibiotic therapy is the infusion of antibiotic drugs into the patient's bloodstream, generally through a catheter inserted into a vein in the patient's arm. It is used to treat a variety of infections and diseases including osteomyelitis (bone infection), lyme disease, bacterial endocarditis (infection of the lining around the heart), septicemia (blood poisoning), wound infections and infections of the kidneys and urinary tract. In addition, patients with suppressed immune systems, including cancer patients on chemotherapy and patients with AIDS, may require antibiotic therapies.

     Parenteral Nutrition. Total parenteral nutrition, or TPN, involves the intravenous delivery of life sustaining nutrients to patients unable to ingest or absorb nutrients due to a disorder of the gastrointestinal tract. Certain conditions that require TPN include intestinal obstruction, cancer, AIDS, inflammatory bowel disease, short bowel syndrome and many other gastrointestinal disorders. TPN is administered through a catheter, which is surgically implanted in a major blood vessel during hospitalization, to permit required nutrients to be fed directly into the patient's blood stream. Many TPN patients require indefinite or permanent treatment because the illnesses from which they suffer are recurring in nature.

     Enteral Nutrition Therapy. Enteral nutrition therapy administers nutrients to patients who cannot eat as a result of an obstruction to the digestive tract or because they are otherwise unable to feed themselves orally. Enteral nutrition is administered by direct infusion of nutrients through a feeding tube into the portion of the patient's digestive tract that remains functional.

     Pain Management Therapy. Pain management therapy is the administration of analgesic drugs to terminally or chronically ill patients suffering from acute or chronic pain. Generally, this therapy is administered under physician orders in a way that permits the patient to regulate the intravenous infusion of analgesic drugs in proportion to the severity of the pain experienced.

     Chemotherapy. Chemotherapy is the administration of antineoplastic pharmaceuticals to patients suffering from various types of cancer. Continuous infusion chemotherapy is the administration of chemotherapeutic agents through a catheter inserted into a patient's vein or a catheter which is surgically implanted in a major blood vessel.

     Intra-Dialytic Parenteral Nutrition ("IDPN"). IDPN is the provision of life sustaining nutrients to patients suffering from end stage renal disease during their dialysis treatment.

     Other Therapies. Other therapies provided by the Company currently represent a small percentage of its business. These therapies are dobutamine therapy, blood components, IV gamma globulin, hydration therapy, tocolytic therapy and aerosol pentamidine.

     The Company also sells oral medications to certain of its home health care patients, and it sells and rents, with options to purchase, a broad range of durable medical equipment ("DME") and supplies such as hospital beds, wheelchairs, walkers, canes, electronic monitoring equipment, surgical supplies, ostomy and incontinence products, oxygen (ventilators, concentrators and liquid tanks) and other miscellaneous products and services. The Company both employs and contracts with registered respiratory therapists who instruct patients in the proper use and maintenance of oxygen equipment.

     The Company has contracts with three hospices in New York City to provide DME, on a non-exclusive basis to patients upon their discharge from the hospices. The Company also has contracts to provide DME, on a non-exclusive basis, to patients of seven nursing services whose trained personnel provide out-patient care. In addition, the Company's name appears on "approved provider" lists given to patients upon their discharge from approximately 30 hospitals in the New York metropolitan area.

     The Company also provides comprehensive pharmacy services to large institutional pharmacy clients including sub-acute and long term care facilities. These engagements typically involve the Company's managing and operating the pharmacy under contract with the institution and providing the drugs, medications, biologicals and supplies the patients require.

     Home Nursing. The Company provides a wide variety of nursing services to individuals with acute illnesses, long term chronic health conditions, permanent disabilities, terminal illnesses or post-surgical needs. This care is normally provided in conjunction with a variety of infusion therapies and specialty care regimens to patients in the home. The nurses also instruct patients and their families in the self-administration of certain infusion therapies and procedures, such as wound care and infection control, emergency procedures and the proper handling and usage of medications, medical supplies and equipment.

Sales and Marketing

     The Company promotes its infusion therapy and durable medical equipment products and services via contacts with physicians whose patients use these services, hospital discharge planners, social workers and hospital nurses who work with patients requiring these services. The Company also works closely with nursing services and agencies that provide home care to patients. The Company also markets its products and services to insurance companies, Health
Maintenance   Organizations   (H.M.O.'s),   Preferred  Provider   Organizations
(P.P.O.'s) and case management companies. Marketing efforts emphasize the quality of the Company's services, cost containment and technological excellence offered by the Company. In addition, the Company participates in clinics run by New York City hospitals.

     Because the Company can provide oral medications to its home health care customers, the Company promotes itself as a "one stop shop" for infusion therapy, durable medical equipment and pharmaceuticals. The Company stocks pharmaceuticals not widely used P by the general population to meet the needs of critically ill patients, including drugs used to treat AIDS and AIDS-related diseases.

     The Company has made special efforts to meet the needs of persons afflicted with AIDS. The Company has a contract with a nursing service program to supply DME for persons suffering from AIDS and provides special instructions to employees who visit the homes of persons afflicted with AIDS and other communicable diseases. The Company also markets to certain free-standing AIDS-specific rehabilitation centers and hospitals. The Company currently provides products and services to patients in two such facilities (Rivington House and Phoenix House in Manhattan).

Reimbursement from Third-Party Payors

     The Company accepts assignment of Medicare claims, as well as claims with respect to other third-party payors, on behalf of its patients whenever the reimbursement coverage is adequate to ensure payment of the patient's obligations. The Company processes its customers' claims, accepts payment at prevailing and allowable rates and assumes the risks of delay for improperly billed services or non-payment for services which are determined by the third-party payor as being medically unnecessary. Although no assurance can be given that a significant number of future requests for reimbursement will not be denied, the Company's policies, procedures and prices are intended to minimize this risk.

     The Company works closely with the patients it serves to properly document and file claims for timely and direct reimbursement from third party payors and governmental agencies. Generally, the Company contacts third-party payors prior to the commencement of services or delivery of product in order to determine the patient's coverage and the percentage of costs that the payor will reimburse. The Company's reimbursement specialists carefully review such issues as lifetime limits, pre-existing condition clauses, the availability of special state programs and other reimbursement-related issues. The Company will often negotiate with the third-party payor on the patient's behalf to help ensure that coverage is available. In addition, the Company typically obtains an assignment of benefits from the patient that enables the Company to file claims for its services with the third-party payors. As a result, third-party payors pay the Company directly for the reimbursable amounts of its charges. Once reimbursement processing for a patient has been established by a third-party payor, claims processing and reimbursement tend to become routine, subject to continued patient eligibility and other coverage limitations.

     Like other health care companies, the Company's revenues and profitability are adversely affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of bills for services and negotiating reduced contract pricing. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefitted from such cost containment objective. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing costs of health care delivery at non-hospital sites are increasing.

Competition

     The home infusion therapy market is highly competitive and the Company anticipates that competition will intensify. There are many small local providers, some of whom do not offer the variety of therapies provided by the Company. There are also several large regional or national companies that offer more therapies than the Company. The primary competitive factors are quality of care, including responsiveness of service and quality of professional personnel; ability to establish and maintain relationships with referring physicians, hospitals, health maintenance organizations, clinics and nursing services; price and breadth of infusion therapies offered; general reputation with physicians, other referral sources and potential patients and the ability to function as a "one stop shop."

     The DME business is also very competitive. The Company competes with national, regional and local specialty suppliers of medical equipment, chain drugstores and local independent drugstores. Competitive factors in DME markets generally track those stated above.

     Many of the Company's competitors have greater name recognition, broader geographic markets and substantially greater marketing, financial and administrative resources than the Company. Some of the larger existing and future competitors can be expected to expand the varieties of therapies offered.

JCAHO Accreditation

     The Company is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Accreditation by JCAHO has become a prerequisite for contracts from many hospices and hospitals, certified health agencies ("CHHA's"), insurance companies, HMO's and PPO's.

Insurance

     Physicians, hospitals and other participants in the health care market are routinely subject to lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company has in force general liability insurance with coverage limits of $1,000,000 per incident and $2,000,000 in the aggregate annually, and professional liability insurance on each of its pharmacy employees and professionals with coverage limits of $1,000,000 per claim and in the aggregate annually. The Company has not experienced difficulty in obtaining insurance in the past, and management believes that the Company's insurance coverage is reasonable given its claims history.

Customers

     During the years ended March 31, 1997 and 1996, services provided to Rivington House accounted for 19% and 16%, respectively, of the Company's net sales for that year. No single customer accounted for more than 10% of net sales in Fiscal 1995.

Suppliers

     The Company does not depend upon a limited number of suppliers for the conduct of its continuing business and generally has second sources for all of the materials and products used in its business. The Company purchases drugs, solutions, medical equipment and other materials and leases certain equipment in connection with the Company's business from many suppliers and distributors. The Company is not currently experiencing and does not anticipate that it will experience in the future any material difficulty in purchasing or leasing the required products, supplies and equipment used in its business.

     In the event that existing suppliers or distributors are unable to or should fail to deliver products, supplies and equipment to the Company, management believes that alternate sources are available to adequately meet its needs at comparable prices.

Government Regulation

     The New York State Board of Pharmacy (the "State Board") regulates the Company's pharmacists by requiring each pharmacist to be registered with the State Board. Each of the Company's pharmacy departments and its infusion therapy center is licensed and regulated by the State Board as a pharmacy, and the Company's warehouse is similarly licensed and regulated as a wholesaler of prescription drugs. Each of the Company's pharmacy departments and its infusion therapy center is also registered with the United States Drug Enforcement Agency as a supplier of controlled substances. Any failure to obtain or maintain required licenses or registrations could prevent or limit the Company's operation of one or more pharmacy departments, its infusion therapy center or its warehouse of prescription drugs.

     The Company is also licensed by the State of New York to lease, sell and sterilize bedding and by the City of New York as a provider of products for the disabled and as a dealer in used equipment. The failure to maintain any required license could materially adversely affect the Company by preventing or limiting the continuation of some of the Company's home medical equipment operations.

     JCAHO has established written standards for home care services, including standards for services provided by home infusion therapy companies. Many payors use this criteria in order to select only the highest quality providers. The Company's facility presently complies with JCAHO's standards and has been accredited since February 1990. In addition, the Company received approval in 1991 from the New York State Department of Health to provide nursing services in New York State.

Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1997, gross Medicare and Medicaid receivables aggregated $2,415,732.

Employees

     As at March 31, 1997, the Company employed 99 persons, of which 94 were full-time employees and 5 were part-time employees. The supply of qualified staff is adequate and retainable in the New York City area. The Company considers its relations with its employees to be satisfactory. The Company's employees are not represented by a labor union or other labor organization.

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 6, 7, and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, increasing its number of patients, its anticipated liquidity and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

ITEM 2. PROPERTIES

     The Company's offices, pharmacy and warehouse are located in a 31,000 square-foot building (the "Facility") in the Bronx. The Company is lessee under a ten-year capital lease dated as of April 1, 1989 with the New York City Industrial Development Agency (the "IDA"), the lessor (the "Lease Agreement"). The IDA acquired the property in April 1989 by issuing an Industrial Development Bond (the "Bond").

     At the end of the term of the capital lease, the Company, upon payment in full of the outstanding principal and interest on the Bond, may purchase the Facility for one dollar plus any fees and expenses in connection with the redemption of the Bond. The Company also has the option to purchase the Facility at any time during the term of the lease for the amount necessary to redeem the outstanding Bond in accordance with the Indenture, plus all expenses of redemption and one dollar.

     The Company believes the Facility is in good condition and is adequate to meet its needs in Fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings other than as described below. See also Note 7 of Notes to Consolidated Financial Statements.

     In June 1995, a former employee commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleges that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. In addition to the breach of contract claim, plaintiff asserted claims for violation of the Racketeering Influence and Corruption Act ("RICO"), violations of New York's Labor Law (stemming from the Company's alleged breach of contract) and fraud. In or about September 1995, the defendants made a pre-Answer motion to dismiss the RICO, fraud and conspiracy claims. On June 18, 1996 the Court granted defendants' motion effectively dismissing the Complaint as to the Company's current and former officers, directors and shareholders and leaving plaintiff's claim for breach of contract and violation of New York's Labor Law solely against the Company. The Company has now served an Answer and a Document Request. The plaintiff has not proceeded with discovery and the case is currently dormant. The Company intends to deny the principal allegations in the Complaint and to defend this action vigorously. Management believes that this action will not have any material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's common stock, par value $.01 per share (the "Common Stock") trades on the over-the-counter Bulletin Board under the symbol AHLT.U.

     The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ Stock Market Trading and Market Services Department. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                         Fiscal 1997              Fiscal 1996
                                    --------------------       -----------------
                                    High          Low          High        Low
                                    ----          ---          ----        ---
Quarter ended June 30               2            1             3-3/8       2-3/4
Quarter ended September 30          2            1-1/8         3           1-3/4
Quarter ended December 31           1-3/8        1-1/2         1-3/4       1
Quarter ended March 31              3-1/16       1-11/16       1-1/8       1

     The Company's 6% Redeemable Cumulative Convertible Preferred Stock is subject to significant restrictions on sale and does not have a public trading market.

Number of Shareholders

     Management has been advised by the Company's transfer agent that there were 56 holders of record of the Common Stock as of June 15, 1997. Since most holders of the Company's stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be approximately 300 stockholders.

Dividends

     To date, the Company has not paid any cash dividends on the Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board does not intend to declare any dividends on the Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

     The Company is obligated to pay annual dividends of $.12 per share on its 1,350,000 outstanding shares of 6% Redeemable Cumulative Convertible Preferred Stock. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of Common Stock valued in accordance with the terms of such stock. Dividends on the Company's 6% Redeemable Cumulative Convertible Preferred Stock are payable in preference and priority to any payment of any dividends on the Common Stock.

     The Company satisfied its liability payable at June 1, 1996 and at December 1, 1996 by the issuance of 52,856 and 104,509 shares of the Company's Common Stock issued July 8, 1996 and April 11, 1997, respectively.

     The Company satisfied its liability payable at June 1, 1995 and at December 1, 1995 by the issuance of 25,440 and 54,793 shares of the Company's Common Stock issued September 28, 1995 and May 7, 1996, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of Accuhealth, Inc. and its subsidiaries for the years ended March 31, 1997, 1996, 1995 and 1994, which have been audited and reported upon by Ernst & Young LLP, and should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The Company has not declared or paid any cash dividends on the Common Stock.

Statement of Operations Data:

--------------------------------------------------------------------------------

                                                                                                Fiscal Year
                                                                            1997           1996            1995            1994
                                                                       ------------    ------------    ------------    ------------
Net sales                                                              $ 16,369,376    $ 15,112,071    $ 15,468,402    $ 15,380,043
Gross profit                                                              6,770,120       6,931,649       7,211,622       6,920,977
Selling, general and administrative expenses                              6,146,783       7,104,529       6,913,959       7,599,214
Interest expense                                                            496,606         605,452         635,848         270,833
Recovery (expenses) related to pre-investigation
  management off book cash practices                                             --              --         525,820        (454,065)
Debt surrendered in settlement of claims                                         --              --         488,500              --
Income (loss) from continuing operations before income taxes                126,731        (778,332)        676,135      (1,403,135)
Income (loss) from continuing operations                                    126,731        (778,332)        676,135      (1,358,651)
Discontinued operations                                                          --              --        (278,733)     (1,187,055)
Income (loss) before extraordinary item                                     126,731        (778,332)        397,402      (2,545,706)
Extraordinary gain on debt surrendered in settlement of claims                   --              --          60,000              --
Net (loss) income                                                           126,731        (778,332)        457,402      (2,545,706)
Net (loss) income applicable to common stockholders                         (35,269)       (982,168)        350,555      (2,545,706)

Net loss (income) per common share:
Primary:
     Loss (income) from continuing operations                                  (.03)           (.77)            .39            (.87)
     Income (loss) before extraordinary item                                   (.03)           (.77)            .20           (1.64)
     Extraordinary item                                                          --              --             .04              --
     Net (loss) income per share                                               (.03)           (.77)            .24           (1.64)
Fully Diluted:
     Income (loss) from continuing operations:                                 (.03)           (.77)            .36            (.87)
     Income (loss) before extraordinary item                                   (.03)           (.77)            .20           (1.64)
            Extraordinary item                                                   --              --             .04              --
     Net (loss) income per share                                               (.03)           (.77)            .24           (1.64)
Weighted average number of shares of common  stock
     and equivalents outstanding
     Primary                                                              1,400,423       1,273.274       1,472,854       1,550,000
     Fully diluted                                                        1,400,423       1,273,274       1,893,991       1,550,000

Balance Sheet Data
                                                                                       March 31,

                                                       1997             1996             1995              1994              1993
                                                   -----------      -----------      -----------       -----------       -----------
Total assets                                       $ 8,500,165      $ 7,650,957      $ 7,294,898       $ 7,823,526       $13,018,469
Long-term liabilities                                  974,543          488,352          694,628         1,586,394         1,684,351
Total liabilities                                    7,078,786        6,356,309        5,277,090         8,242,117        10,917,730
Preferred stock                                             --               --        2,710,164                --                --
Stockholders' equity (deficiency)                    1,421,379        1,294,648         (692,356)         (418,591)        2,100,739

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K.

Results of Operations

Fiscal Year Ended March 31, 1997 as Compared to Fiscal Year Ended March 31, 1996

     Net sales for Fiscal 1997 increased approximately $1,257,000 to $16,369,000 from the $15,112,000 reported in Fiscal 1996. The increase was the result of an increase of approximately $2,143,000 and $81,000 in the Company's institutional pharmacy business and oral medication revenues, respectively, offset partially by decreases in the Company's infusion services and durable medical equipment revenues of $853,000 and $114,000, respectively.

     The revenues from infusion services were lower than the previous fiscal year services partially as a result of the Company's marketing shift away from treating a small number of high revenue patients, primarily HIV/AIDS Medicaid patients, to increased numbers of lower revenue patients referred to the Company via insurance companies and HMO's. The strategy derives from two trends: the HIV/AIDS population stabilizing and the downward pressure on Medicaid reimbursements for infusion therapy services.

     Gross profits for Fiscal 1997 were approximately $6.8 million and were 41.4% of total net sales as compared to approximately $6.9 million or 45.9% for Fiscal 1996. The decrease in gross profits reflects an overall shift in the Company's mix of business, including expanded institutional pharmacy business which carries lower margins.

     Selling, general and administrative expenses ("SG&A") were approximately $6.1 million or 37.6% of net sales for Fiscal 1997 as compared to $7.1 million or 47.0% for Fiscal 1996. The decrease was principally the result of reductions in professional fees ($283,000), marketing costs ($190,000), certain clinical and administrative salaries ($159,000), and other administrative costs ($368,000).

     Interest expense in Fiscal 1997 was $496,606 as compared to $605,452 in fiscal 1996.

Fiscal Year Ended March 31, 1996 as Compared to Fiscal Year Ended March 31, 1995

     Net sales for Fiscal 1996 decreased approximately $356,000 to $15,112,000 from the $15,468,000 reported in Fiscal 1995. The decrease was the result of a reduction of approximately $2,544,000 and $321,000 in the Company's revenues from infusion services and oral medications, respectively, offset partially by an increase in the Company's institutional pharmacy revenues of $2,423,000.

     The revenues from infusion services and oral medications were lower than the previous fiscal year services partially as a result of the Company's marketing shift away from treating a small number of high revenue patients, primarily HIV/AIDS Medicaid patients, to increased numbers of lower revenue patients referred to the Company via insurance companies and HMO's. The strategy derives from two trends: the HIV/AIDS population stabilizing and the downward pressure on Medicaid reimbursements for infusion therapy services. In addition, the Company lost a physician referral source approximating $1 million in net sales.

     Gross profits for Fiscal 1996 were approximately $6.9 million and were 45.9% of total net sales as compared to approximately $7.2 million or 46.6% for Fiscal 1995. The decrease in gross profits reflects an overall shift in the Company's mix of business, including expanded institutional pharmacy business which carries lower margins.

     Selling, general and administrative expenses ("SG&A") were approximately $7.1 million or 47.0% of net sales for Fiscal 1996 as compared to $6.9 million or 44.7% for Fiscal 1995. The increase was primarily attributable to higher than expected legal fees and marketing costs and a reduction of $387,000 in its reserves for contingencies in Fiscal 1995. Legal fees were approximately $114,000 higher than in the prior period as a result of certain litigation, which has now been either settled or closed. Non-recurring marketing costs were approximately $117,000 higher than the prior period due to the Company's attempts to increase the number of patients it serves.

     Actions taken in the second half of Fiscal 1996, principally a reduction in compensation costs, were directed to bringing the Company's level of SG&A expenses into line with revenues. As a result of these efforts, fourth quarter SG&A expenses were $1,587,000 compared to an average of $1,839,000 for the three quarters ended December 31, 1995.

     Interest  expense in Fiscal  1996 was  $605,452  or 4.8% lower than  Fiscal
1995. Fiscal 1995 included interest charges of $59,000 related to debt surrendered in settlement of claims.


Financial Condition

     As of March 31, 1997, the Company had working capital of approximately $63,000.

     The Company's cash provided by financing activities of approximately $479,000 was primarily attributable to the proceeds of approximately $869,000 under the Company's revolving credit facility and term loan offset by principal payments on capital leases.

     Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1997, gross Medicare and Medicaid receivables aggregated $2,415,732.

     On April 28, 1994, the Company obtained a $2.5 million maximum commitment working capital facility from Rosenthal and Rosenthal ("Rosenthal") and used funds borrowed under that facility to reduce its indebtedness. The loan is secured by assets of the Company including its receivables, inventories, equipment and fixtures. The Company's ability to use this credit facility is dependent upon the level of its eligible receivables as defined in the Loan and Security Agreement. Pursuant to the terms of a Loan and Security Agreement with Rosenthal, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock.

     Effective February 1, 1996, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms, up to $3,500,000 at an interest rate of prime plus 3 7/8%. In addition, the Company granted Rosenthal warrants to purchase 30,000 shares of the Company's common stock.

     Effective February 1, 1997, the Company agreed to an amendment of the Loan and Security Agreement. This amendment extends the agreement through April 1, 1998 and allows the Company to borrow, under certain conditions, up to $4,000,000 in the form of a Term Loan of $500,000 at an interest rate of prime plus 5% and a working capital facility of $3,500,000 at an interest rate of prime plus 2 7/8%. In addition, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty six months following the last day of any term to which the loan commitment has been extended and the exercise price for all warrants was restated to $2.00 per share.

     The Company operates under cash flow pressure primarily due to losses and insufficient working capital. The Company believes that its cash position and liquidity will continue to require careful management for the foreseeable future, but that its existing credit facility, together with cash generated by operations, will be sufficient to fund the Company's operations and required debt repayments at least through March 31, 1998.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company does not anticipate that the adoption of SFAS 128 will have a significant impact on the calculation of primary and fully diluted earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and financial statement schedules are included in the Consolidated Financial Statements, as a separate section of this Report, set forth on pages F-1 through F-25, attached hereto, and found immediately following the signature pages of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the executive officers and directors of the Company at June 15, 1997:

                                                                                                      Annual meeting
                                  Officer or                                                             at which
            Name                Director Since           Age                  Position               Term will Expire
            ----                --------------           ---                  --------               ----------------
E. Virgil Conway                     1994                67         Director                               1999

Glenn C. Davis                       1994                48         President, Chief Executive             1997
                                                                    Officer and Director

Stanley Goldstein                    1994                61         Chairman and Director                  1998

Donald B. Louria, MD                 1994                68         Director                               1997

Sally Hernandez-Pinero               1994                44         Director                               1997

Corbett A. Price                     1994                47         Director                               1999

     Set forth below are brief summaries of the business experience of the persons who were directors as of June 15, 1997:

     E. Virgil Conway chairs the Company's Audit and Stock Option Committees and was elected a director on April 29, 1994. Mr. Conway is a member of the Executive and Compensation and Nominations Committees. Since May 16, 1995, he has served as Chairman of the Board of the Metropolitan Transportation Administration of the City of New York and, from 1989 to 1996, he served as Chairman of the Audit Committee of the City of New York. From 1992 until July 1995, Mr. Conway served as Chairman of the Financial Accounting Standards Advisory Council. From 1968 through 1988, Mr. Conway served as Chairman and Chief Executive Officer and as a director of the Seamen's Bank for Savings, FSB. From 1986 until 1989, Mr. Conway also served as Vice Chairman of Seamen's Corporation. From 1967 to 1968, Mr. Conway served as an Executive Vice President and Trustee at the Manhattan Savings Bank. From 1964 to 1967, Mr. Conway served as First Deputy Superintendent of Banks of the State of New York and Secretary of the New York State Banking Board. Mr. Conway specializes in financial consulting. Mr. Conway serves on several corporate boards, including Union Pacific Corporation, Con Edison,

HRE, a real estate investment trust, Trism, Inc., a specialized trucking firm, and mutual funds managed by Phoenix Home Life.

     Glenn C. Davis became President of Accuhealth Home Care, Inc. in December 1993, and became a director, Chief Executive Officer and President of the Company on February 3, 1994. Mr. Davis is a member of the Executive Committee. Mr. Davis served as the Treasurer of the Company from April 29, 1994 until August 5, 1994. From June 1993 until June 30, 1995, Mr. Davis was a general partner of Capstone Management Company, an investment partnership engaged principally in the initiation, acquisition and management of businesses in the health care industry. Mr. Davis is a certified public accountant. From 1980 until January 1993, Mr. Davis was a partner with Coopers & Lybrand, an international accounting and consulting firm.

     Stanley Goldstein was elected Chairman of the Company's Board of Directors on April 29, 1994. Mr. Goldstein has been a private investor from 1981 until the present. Mr. Goldstein is Chairman of the Executive Committee. From June 1993 until June 30, 1995, Mr. Goldstein was a general partner of Capstone Management Company, an investment partnership engaged principally in initiation, acquisition and management of businesses in the health care industry. Mr. Goldstein is a certified public accountant. From 1964 until 1981, Mr. Goldstein was the founder and Managing Partner of Goldstein Golub Kessler & Company, Certified Public Accountants. Mr. Goldstein serves on the boards of directors of Security Mutual Life Insurance Company and Security Equity Life Insurance Company.

     Donald B. Louria, M.D., M.A.C.P. was elected a director on April 29, 1994. He is a member of the Professional Conduct Committee. Dr. Louria has been a Professor and Chairman of the Department of Preventive Medicine and Community Health of the University of Medicine and Dentistry of New Jersey-New Jersey Medical School from July 1969 until the present. Over the same period, among other appointments, Dr. Louria has served as a consultant in Infectious Diseases to Memorial Hospital for Cancer and Allied Diseases and, from 1971 until the present, has served on the Consultant Medical Staff in Infectious Diseases at St. Michael's Medical Center in Newark, New Jersey.

     Sally B. Hernandez-Pinero was elected a director on September 20, 1994. She chairs the Compensation and Nominations Committee and also serves on the Professional Conduct Committee. Ms. Hernandez-Pinero is a member of the law firm of Kalkines Arky Zall & Bernstein, where she is primarily engaged in public finance, housing and economic development projects, low income tax credit syndications and intergovernmental relations. Ms. Hernandez-Pinero served as Chairwoman of the New York City Housing Authority from February 1992 to January 1994. In that position she had direct operational responsibility for the nation's largest public housing program with 325 developments housing over 600,000 people, a staff of 16,000 and a budget of $1.45 billion. From January 1990 to February 1992, Ms. Hernandez-Pinero was Deputy Mayor for Finance and Economic Development, in which position she designed and supervised the development and implementation of business, industrial and commercial development policies for the City of New York. From January 1988 to January 1990 she served as Commissioner/Chairwoman of the Board of Directors of the Financial Services Corporation of

New York City where she developed and implemented the course of action and priorities for that agency's economic development programs. Prior to January 1988, Ms. Hernandez-Pinero served as Deputy Borough President of Manhattan; General Counsel to the State of New York Mortgage Agency, and as an attorney with a number of community development and legal service organizations. Ms. Hernandez-Pinero is a director of Consolidated Edison Corporation and the Dime Savings Bank and National Income Realty Trust.

     Corbett A. Price was elected a director on September 20, 1994. Mr. Price is a member of the Professional Conduct and Audit Committees. He is the Chairman and Chief Executive Officer of KURRON, a New York based health care management company which Mr. Price founded in January 1990. KURRON specializes in the rehabilitation of distressed hospitals and health care systems. Mr. Price began his career in health care management in 1975 at the Hospital Corporation of America, where he served as a Vice President from 1983 to 1989. As head of Hospital Corporation of America's Mid-Atlantic Division, he directed the operations of approximately twenty hospitals in four states and the District of Columbia. Mr. Price has advised the governments of Mexico, Barbados and Jamaica on health care delivery systems and facilities.

     The   Company  has  Audit,   Compensation   and   Nominations,   Executive,
Professional  Conduct  and  Stock  Options  Committees.   The  Compensation  and
Nominations Committee administers the Company's stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was a director, officer or beneficial owner of more than 10% of its outstanding Common Stock, during (or with respect to) the prior or (except as may have been previously reported) previous fiscal year, failed to file with the Securities and Exchange Commission on a timely basis reports required by Section 16 (a) of the Securities Exchange Act of 1934, except that one Form 4 for Mr. Corbett A. Price was inadvertently filed after the due date thereof, and one Form 5 for Donald B. Louria, M.D. was inadvertently filed after the due date thereof.

ITEM 11. EXECUTIVE COMPENSATION

     From April 1, 1994 through May 31, 1994, the Company paid directors who were not officers of the Company $2,000 per meeting attended. In June 1994, the Board of Directors established a policy of paying directors who are not officers or consultants a fee of $6,000 per annum plus $1,000 per annum ($2,000 per annum for the Chair) for each committee on which they serve. Messrs. Conway and Price, Dr. Louria and Ms. Hernandez-Pinero are eligible for the foregoing fees. The Company does not intend to pay any fee to officers or consultants for serving as directors. Effective June 28, 1994, the Company entered into a Consulting Agreement with Mr. Goldstein for certain services to be rendered. Such consulting agreement calls for a monthly consulting fee and expense reimbursement of $5,000.

     The following table sets forth all compensation earned, awarded or paid by the Company to its Chief Executive Officer for the fiscal year ended March 31, 1997. No other person who was a director, executive officer or employee at any time during the fiscal year ended March 31, 1997, received salary and bonus in excess of $100,000 during or attributable to such fiscal year.


                           Summary Compensation Table

                                                                                                                 Long Term
                                                                           Annual Compensation                 Compensation
                                                                 --------------------------------------     -------------------
             Name and                                                                                            All other
       Principal Position                  Year                       Salary                 Bonus             Compensation
--------------------------------      -----------------          -------------------    ----------------    -------------------
Glenn C. Davis                             FY1997                      $200,000                  --                     --
  President and Chief Executive            FY1996                      $219,229                  --                 $1,854
  Officer                                  FY1995                      $150,000            $100,000                 $2,471


Employment Agreement

     The Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 1998. Under the employment agreement, the Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $250,000 and 25,000 shares of the Company's common stock. The agreement also provides for a severance payment equal to 150% of his annual compensation, including base salary and any initial bonus ("Annual Compensation"), at the date of termination if (i) his employment is terminated by him due to a breach of the agreement by the Company, (ii) the Company fails to offer to extend his employment for additional terms of one year on the same terms; or (iii) his employment terminates due to disability. If the employment is terminated due to his death, the severance payment is equal to 50% of his Annual Compensation at the date of death. The agreement further provides that, in the event of a merger or sale of substantially all of the assets of the Company, either the successor corporation or he may elect to terminate his employment and that, if his employment is so terminated, he would be entitled to receive a severance payment equal to 300% of his Annual Compensation at the date of termination. In addition, the agreement provides that he will not compete with the Company for 18 months after a termination of his employment, except that, if such termination is by the Company for cause, the non-competition period will be for 24 months.

Stock Options

     The following tables set forth information concerning exercisable options during the fiscal year ended March 31, 1997, with respect to the Common Stock. No stock options or stock appreciation rights were granted to executive officers and no stock options or stock appreciation rights were exercised by executive officers during such year.

     Additional information required by this item is incorporated by reference to the Company's Proxy Statement.

                          FISCAL YEAR-END OPTION VALUES

                               Number of Shares Underlying                 Value of Unexercisable in-the-Money
                          Unexercised Options at Fiscal Year-End               Options at Fiscal Year End
                        -------------------------------------------    -------------------------------------------
Name                       Exercisable            Unexercisable            Exercisable           Unexercisable
--------------------    --------------------   --------------------    --------------------   --------------------
Glenn C. Davis              100,000                  100,000                     (1)                    --

-----------------
(1)  The option exercise price of such shares is $2.00 per share.

     The information required by items 402(k) and 402(l) of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth existing stock ownership as of June 15, 1997, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of 5% of more of the outstanding shares of Common Stock, (ii) each nominee for director, (iii) each director, (iv) each current executive officer named in the Summary Compensation Table above, and (v) all officers and directors as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

                                               Amount of Nature
            Name of                             of Beneficial
      Beneficial Owner(1)                        Ownership(1)              Percent of Class(2)
---------------------------------            -----------------------   --------------------------
Glenn C. Davis                                     313,951(3)(4)(5)                 19.3
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

Stanley Goldstein                                  349,147(3)(4)(6)                 21.1
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

E. Virgil Conway                                    22,287(11)(12)                   1.5

Donald B. Louria, M.D.                              36,000(7)                        2.4

Sally Hernandez-Pinero                               6,000(12)                         *

Corbett A. Price                                    27,262(11)                       1.8

Special Situation Fund III, L.P.                   603,054(8)                       31.7
153 East 53 Street
New York, New York 10022

Penfield Partners, L.P.                            278,200(9)                       16.7
153 East 53 Street
New York, New York 10022

Special Situations Cayman Fund,                    210,646(10)                      13.0
L.P.
153 East 53 Street
New York, New York 10022

CMNY Capital II, L.P.                              294,266(13)                      17.0

Emanuel Geduld                                      88,253(9)(14)                    5.7

All Directors and Executive                        763,981(15)                      40.3
Officers as a Group (10 persons)

-----------------------

*    Percentage of shares beneficially owned does not exceed 1% of the class.

(1) As used herein, the term "beneficial ownership" with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of the shares) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) Percent of class assumes issuance of the shares subject to currently exercisable options and shares issuable upon the conversion of 6% Preferred Stock, as well as an equivalent increase in the number of shares outstanding.

(3) Includes 100,000 shares issuable pursuant to currently exercisable stock options.

(4)  Includes shares owned of record and beneficially for the following:

     Glenn C. Davis
     Stanley Goldstein

(5) Includes 50,000 shares issuable upon conversion of 50,000 shares of 6% Preferred Stock.

(6) Includes 78,000 shares issuable upon conversion of 78,000 shares of 6% Preferred Stock.

(7) Includes 15,000 shares issuable pursuant to currently exercisable stock options and 21,000 shares owned directly or in trust for the benefit of members of Dr. Louria's family.

(8) Includes 178,054 shares owned of record and beneficially and 425,000 shares issuable upon conversion of 425,000 shares of 6% Preferred Stock.

(9) Includes 33,200 shares owned of record and beneficially and 245,000 shares issuable upon conversion of 245,000 shares of 6% Preferred Stock.

(10) Includes 17,262 shares owned of record and  beneficially  and 73,146 shares
     owned  of  record  and   beneficially  and  137,500  shares  issuable  upon
     conversion of 137,500 shares of 6% Preferred Stock.

(11) Includes 10,000 shares issuable upon conversion of 10,000 shares of 6% Preferred Stock.

(12) Includes 6,000 shares issuable pursuant to currently exercisable stock options.

(13) Includes 44,266 shares owned of record and beneficially and 250,000 shares issuable upon conversion of 250,000 shares of 6% Preferred Stock.

(14) Includes 13,253 shares owned of record and beneficially and 75,000 shares issuable upon conversion of 75,000 shares of 6% Preferred Stock.

(15) Includes 349,647 shares owned of record and beneficially, 266,334 shares issuable pursuant to currently exercisable stock options and 148,000 shares issuable upon conversion of 148,000 shares of 6% Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 28, 1994, the Company entered into a Consulting Agreement with Stanley Goldstein, who is Chairman of the Board. Mr. Goldstein does not receive compensation for services provided as a director of the Company during the term of his consulting agreement.

     Pursuant to such Consulting Agreement, Mr. Goldstein provides consulting services to the Company in, among other areas, capital financing, mergers and acquisitions. The Company has agreed to pay consulting fees to Mr. Goldstein in the amount of $4,000 per month and an office expense reimbursement of $1,000 per month for use of Mr. Goldstein's offices and support facilities in the performance of his consulting duties. The foregoing fees were accrued but not paid during the prior fiscal year. In further consideration of Mr. Goldstein's consulting services, the Company granted to Mr. Goldstein an option to purchase 100,000 shares of Common Stock at prices ranging from $2.00 to $3.00 per share.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2)   See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

(a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

(b) The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1997.

(c)              Exhibits

3.1              Registrant's    Articles   of    Incorporation,    as   amended
                 (incorporated herein by reference to Exhibit 3 (I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

3.2              Registrant's   By-laws,  as  amended  (incorporated  herein  by
                 reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.1             Asset Purchase and Sale Agreement  dated  September 22, 1993 by
                 and  between  Em-Bee  Drug  Inc.,  Riverview  Pharmacy,   Inc.,
                 Westview Drug Co. Inc., Brittany Chemists, Inc.,

                 Villageview Pharmacy, Inc., Eastview 87th St. Inc., Midview Drug, Inc. and the Registrant and RXD Acquisition Group Inc. (incorporated herein by reference to Exhibit (10)(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.2             Employment  Agreement  dated  March 17, 1993  between  Edwin T.
                 Veith and the Registrant (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.3 Letter Agreement dated November 11, 1993 between the Registrant and Edwin T. Veith (incorporated herein by reference to Exhibit
                 (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.4 Letter Agreement dated February 3, 1994 between the Registrant and Edwin T. Veith (incorporated herein by reference to Exhibit
                 (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.5 Option Agreement dated March 17, 1993 between Edwin T. Veith and the Registrant (incorporated herein by reference to Exhibit
                 (10)(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.6 Stock Option Agreement Alternative Benefits Letter dated March 17, 1993 between Edwin T. Veith and the Registrant (incorporated herein by reference to Exhibit (10)(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.7             Employment  Agreement  dated  March 23, 1993  between  Allan E.
                 Johnson and the Registrant (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.8 Letter Agreement dated November 11, 1993 between the Registrant and Allan E. Johnson (incorporated herein by reference to Exhibit (10)(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.9 Letter Agreement dated February 3, 1994 between the Registrant and Allan E. Johnson (incorporated herein by reference to Exhibit (10)(I) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.10 Option Agreement dated March 23, 1993 between Allan E. Johnson and the Registrant (incorporated herein by reference to Exhibit
                 (10)(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.11 Agreement dated February 3, 1994 between the Registrant and Capstone Management Company (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.12 Loan and Security Agreement dated April 28, 1994 between Rosenthal & Rosenthal, Inc. and the Registrant, Midview Drug, Inc., Accuhealth Home Care, Inc. and Citiview Drug Co., Inc. (the "Loan and Security Agreement") (incorporated herein by reference to Exhibit 10 (l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.13 Amendment No. 1 to the Loan and Security Agreement, dated as of February 1, 1996

10.14 Warrant dated April 28, 1994 for the Registrant's Common Stock issued by the Registrant to Rosenthal & Rosenthal, Inc. (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.15 Employment Agreement dated May 2, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit
                 10.14 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.16            Consulting  Agreement  dated  June 28, 1994  between  Donald B.
                 Louria, M.D. and the Registrant (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.17 Consulting Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.18 Asset Purchase Agreement dated as of December 1, 1994 between Registrant and Citiview Drug Co., Inc., Towerview, Inc., R & B Pharmacy, Inc. and P & S Pharmacy, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.19 Amended and Restated 1988 Stock Option Plan (incorporated herein by reference to Exhibit B to the Registrant's 1994 Notice of Annual Meeting and Proxy Statement)

10.20            Option  Agreement  dated September 20, 1994  between Corbett A.
                 Price and the Registrant (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.21            Option  Agreement  dated  September  20, 1994  between James E.
                 Bacon and the Registrant (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.22 Option Agreement dated September 20, 1994 between E. Virgil Conway and the Registrant (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.23 Option Agreement dated September 20, 1994 between Sally Hernandez-Pinero and the Registrant (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.24            Option  Agreement  dated  September 20, 1994  between Harold D.
                 Reiter and the Registrant (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.25 Option Agreement dated June 28, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit
                 10.24 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.26 Option Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit
                 10.25 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.27 Option Agreement dated June 28, 1994 between Bob L. Wood and the Registrant (incorporated herein by reference to Exhibit
                 10.26 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.28 Option Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.29            Option  Agreement  dated  September  20, 1994  between  Gary S.
                 LaPorta and the Registrant (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.30 Agreement and Plan of Merger dated as of March 14, 1997 among Accuhealth, Inc., ACH Acquiring Corp., ProHealthCare, Inc., ProHealthCare Infusion Services, Inc., Thomas Laurita and David Brian Cohen.

11               Statement re Computation of Per-Share Earnings

21               Subsidiaries of the Registrant

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACCUHEALTH, INC.

Date:   June 30, 1997         By:   /s/ Glenn C. Davis
                                    ---------------------------------
                                    Glenn C. Davis
                                    President and
                                    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   June 30, 1997                By:   /s/ Stanley Goldstein
                                           ----------------------------------
                                           Stanley Goldstein,
                                           Chairman of the Board of Directors

Date:   June 30, 1997                By:   /s/ Glenn C. Davis
                                           ----------------------------------
                                           Glenn C. Davis,
                                           Chief Executive Officer,
                                           President and Director

Date:   June 30, 1997                By:   /s/ E. Virgil Conway
                                           ----------------------------------
                                           E. Virgil Conway, Director

Date:   June 30, 1997                By:   /s/ Donald B. Louria
                                           ----------------------------------
                                           Donald B. Louria, M.D., Director

Date:   June 30, 1997                By:   /s/ Sally Hernandez-Pinero
                                           ----------------------------------
                                           Sally Hernandez-Pinero, Director

Date:   June 30, 1997                By:   /s/ Corbett A. Price
                                           ----------------------------------
                                           Corbett A. Price, Director

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                         Page
                                                                         ----

Report of Independent Auditors                                           F - 2

Consolidated Balance Sheets at
    March 31, 1997 and March 31, 1996                                    F - 3

Consolidated Statements of Operations for
    the Years Ended March 31, 1997, 1996 and 1995                        F - 4

Consolidated Statements of Stockholders'
    Equity/(Deficiency) for the Years Ended March 31, 1997, 1996
    and 1995                                                             F - 5

Consolidated Statements of Cash Flows for
    the Years Ended March 31, 1997, 1996
    and 1995                                                             F - 6

Notes to Consolidated Financial Statements                               F - 7


Financial Statement Schedules

II.  Valuation and Qualifying Accounts                                   F - 25


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Accuhealth, Inc.

We have audited the accompanying consolidated balance sheets of Accuhealth, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity/(deficiency) and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accuhealth, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                               ERNST & YOUNG LLP

New York, New York
June 16, 1997

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                       March 31
                                                                                    --------------------------
                                                                                        1997          1996
                                                                                    -----------    -----------
Current Assets:
    Cash                                                                            $    31,548    $     2,694
    Accounts receivable, less allowance for doubtful
        accounts of $317,000 in 1997 and $292,000 in 1996                             5,279,369      4,459,693
    Inventories                                                                         665,335        621,838
    Prepaid expenses and other current assets                                           191,323        103,114
                                                                                    -----------    -----------

    Total Current Assets                                                              6,167,575      5,187,339

Revenue producing equipment, net                                                        485,305        670,352
Fixed assets, net                                                                     1,659,056      1,758,646
Other                                                                                   188,229         34,620
                                                                                    -----------    -----------

Total Assets                                                                        $ 8,500,165    $ 7,650,957
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable - revolving credit facility                                       $ 2,782,677    $ 2,413,392
    Notes payable - other                                                               224,869        294,598
    Accounts payable                                                                  1,801,120      1,512,836
    Accrued expenses and other current liabilities                                    1,128,828      1,221,422
    Current portion of capital lease - Facility                                          53,625         71,500
    Current portion of other capital lease obligations                                  113,124        354,209
                                                                                    -----------    -----------

        Total Current Liabilities                                                     6,104,243      5,867,957

Notes payable - term loan                                                               500,000             --
Notes payable - other                                                                   101,031             --
Capital lease - Facility, less current portion                                          303,875        375,375
Other capital lease obligations, less current portion                                    69,637        112,977
                                                                                    -----------    -----------

        Total Liabilities                                                             7,078,786      6,356,309

Commitments and Contingencies (See Notes 7 and 10)

Stockholders' Equity:
    Preferred stock, $.01 par value; authorized 3,650,000 shares;
        no shares issued and outstanding
    6% Redeemable cumulative convertible preferred stock $.01 par value;
        $2,754,000 liquidation preference, authorized
        issued and outstanding 1,350,000 shares                                          13,500         13,500
    Common stock $0.1 par value; authorized 15,000,000 shares;
        1,787,598 (1997) and 1,630,233 (1996) shares issued                              17,876         16,302
    Additional paid-in capital                                                        6,168,364      6,007,938
    (Deficit)                                                                        (4,154,041)    (4,118,772)
                                                                                    -----------    -----------
                                                                                      2,045,699      1,918,968
    Less treasury stock (308,004 shares) at cost                                        624,320        624,320
                                                                                    -----------    -----------
Total Stockholders' Equity                                                            1,421,379      1,294,648
                                                                                    -----------    -----------

Total Liabilities and Stockholders' Equity                                          $ 8,500,165    $ 7,650,957
                                                                                    ===========    ===========

                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED MARCH 31,
                                                                        --------------------------------------------
                                                                            1997            1996            1995
                                                                        ------------    ------------    ------------
Net sales                                                                $16,369,376     $15,112,071     $15,468,402
Cost of goods sold                                                         9,599,256       8,180,422       8,256,780
                                                                        ------------    ------------    ------------
Gross profit                                                               6,770,120       6,931,649       7,211,622
Selling, general and administrative expenses                               6,146,783       7,104,529       6,913,959
                                                                        ------------    ------------    ------------
Operating (loss) income                                                      623,337        (172,880)        297,663
Interest expense                                                            (496,606)       (605,452)       (635,848)
Other income:
    Recovery related to pre-investigation
        management off book cash practices                                        --              --         525,820
    Debt surrendered in settlement of claims                                      --              --         488,500
                                                                        ------------    ------------    ------------

Income (loss) from continuing operations                                     126,731        (778,332)        676,135

Discontinued operations:
    Loss from discontinued retail drugstore
        operations                                                                --              --        (473,177)
    Gain on disposal of retail drug stores                                        --              --         194,444
                                                                        ------------    ------------    ------------

                                                                                  --              --        (278,733)
                                                                        ------------    ------------    ------------
Income (loss) before extraordinary item                                      126,731        (778,332)        397,402
Extraordinary gain on debt surrendered in
    settlement of claims                                                          --              --          60,000
                                                                        ------------    ------------    ------------
Net income (loss)                                                            126,731        (778,332)        457,402
                                                                        ------------    ------------    ------------
Redeemable preferred stock dividends
    and accretion                                                           (162,000)       (203,836)       (106,847)
                                                                        ------------    ------------    ------------
Net (loss) income applicable to common
    stockholders                                                            $(35,269)      $(982,168)       $350,555
                                                                        ============    ============    ============

Net (loss) income per common share applicable to common stockholders:
Primary:
    (Loss) income from continuing operations                                   $(.03)          $(.77)           $.39
    (Loss) income before extraordinary item                                    $(.03)          $(.77)           $.20
    Extraordinary item                                                            --              --            $.04
    Net (loss) income per share                                                $(.03)          $(.77)           $.24
Fully diluted:                                                                    --
    (Loss) income from continuing operations                                   $(.03)          $(.77)           $.36
    (Income) loss before extraordinary item                                    $(.03)          $(.77)           $.20
    Extraordinary item                                                            --              --            $.04
    Net (loss) income per share                                                $(.03)          $(.77)           $.24

Weighted number of common shares
    and equivalents outstanding:
        Primary                                                            1,400,423       1,273,274       1,472,854
        Fully diluted                                                      1,400,423       1,273,274       1,893,991

                 See notes to consolidated financial statements.

                                                      ACCUHEALTH, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

                                                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                  Preferred Stock             Common Stock
                                             ------------------------    -----------------------
                                               Number          $.01       Number          $.01    Additional Paid-
                                             of Shares      Par Value    of Shares      Par Value   In Capital       Deficit
                                             ---------      ---------    ---------      ---------   ----------       -------
Balance, March 31, 1994                             --   $        --     1,550,000       $15,500    $3,053,068     $(3,487,159)

Surrender of shares by former officers & directors recorded as treasury stock

Net income                                                                                                             457,402

Accretion of redeemable preferred stock
and preferred stock dividends accrued                                                                                 (106,847)
                                             ---------        -------    ---------       -------    ----------     -----------

Balance, March 31, 1995                             --            --     1,550,000        15,500     3,053,068      (3,136,604)
Reclassification of redeemable preferred
stock                                        1,325,000         13,250                                2,739,282

Sale of preferred stock                         25,000            250                                   62,250

Preferred stock dividends paid with
common stock - September 28, 1995                                           25,440           254        72,886         (26,468)

Preferred stock dividends paid with
common stock - May 7, 1996                                                  54,793           548        80,452         (81,000)

Accretion of redeemable preferred stock
and preferred stock dividends accrued                                                                                  (96,368)

Net loss                                                                                                              (778,332)
                                             ---------        -------    ---------       -------    ----------     -----------

Balance, March 31, 1996                      1,350,000        $13,500    1,630,233       $16,302    $6,007,938     $(4,118,772)

Preferred stock dividends paid
with common stock - July 8, 1996                                            52,856           529        80,471         (81,000)

Preferred stock dividends paid
with common stock- April 11, 1997                                          104,509         1,045        79,955         (81,000)

Net Income                                                                                                             126,731
                                             ---------        -------    ---------       -------    ----------     -----------
Balance, March 31, 1997                      1,350,000        $13,500    1,787,598       $17,876    $6,168,364     $(4,154,041)
                                             =========        =======    =========       =======    ==========     ===========

                                                     Treasury Stock
                                                   --------------------
                                                     Number
                                                   of Shares       Cost           Equity
                                                   ---------       ----           ------
Balance, March 31, 1994                                  --      $      --      $(418,591)
Surrender of shares by former officers &
directors recorded as treasury stock               (308,004)      (624,320)      (624,320)

Net income                                                                        457,402

Accretion of redeemable preferred stock
and preferred stock dividends accrued                                            (106,847)
                                                   --------      ---------     ----------
Balance, March 31, 1995                            (308,004)      (624,320)      (692,356)

Reclassification of redeemable preferred
stock                                                                           2,752,532

Sale of preferred stock                                                            62,500

Preferred stock dividends paid with
common stock - September 28, 1995                                                  46,672

Preferred stock dividends paid with
common stock - May 7, 1996                                                             --

Accretion of redeemable preferred stock
and preferred stock dividends accrued                                             (96,368)

Net loss                                                                         (778,332)
                                                   --------      ---------     ----------
Balance, March 31, 1996                            (308,004)     $(624,320)    $1,294,648

Preferred stock dividends paid
with common stock - July 8, 1996                                                       --

Preferred stock dividends paid
with common stock- April 11, 1997                                                      --

Net Income                                                                        126,731
                                                   --------      ---------     ----------
Balance, March 31, 1997                            (308,004)     $(624,320)    $1,421,379
                                                   ========      =========     ==========


                 See notes to consolidated financial statements.

                                         ACCUHEALTH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               YEARS ENDED MARCH 31,
                                                                                               ---------------------
                                                                                        1997              1996              1995
                                                                                        ----              ----              ----
Operating activities
Net income (loss)                                                                   $   126,731       $  (778,332)      $   457,402
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
    Recovery related to pre-investigation management off book
         cash practices                                                                      --                --          (624,320)
    Debt surrendered in settlement of claims                                                 --                --          (647,000)
    Amortization of financing costs                                                       7,688           142,251           126,885
    Depreciation and amortization                                                       343,761           410,354           359,022
    Write off of Revenue Producing Equipment                                                 --            53,376                --
    Reserve for contingencies                                                                --                --          (480,000)
    Deferred rent                                                                            --                --           168,000
    Loss on sale of drug store assets                                                        --                --          (194,444)
    Changes in operating assets and liabilities:
         Accounts receivable                                                           (819,676)         (795,446)          321,567
         Refundable income taxes                                                             --                --           200,000
         Inventories                                                                    (43,497)          (76,279)           39,660
         Prepaid expenses and other current assets                                      (88,209)          (23,040)          (39,391)
         Other assets                                                                    (4,297)          (49,530)         (202,721)
         Accounts payable                                                               288,284           225,260        (1,647,347)
         Notes payable, other                                                                --          (248,373)               --
         Accrued expenses and other current liabilities                                (249,594)          103,466           127,835
                                                                                    -----------       -----------       -----------
    Cash used in operating activities                                                  (438,809)       (1,036,293)       (2,034,852)
                                                                                    -----------       -----------       -----------

Investing activities
    Cash proceeds from sale of drug store assets                                             --                --            25,000
    Notes receivable                                                                         --            82,000                --
    Purchase of fixed assets and revenue producing equipment                            (11,295)          (32,629)          (91,892)
                                                                                    -----------       -----------       -----------
    Cash (used in) provided by
         investing activities                                                           (11,295)           49,371           (66,892)
                                                                                    -----------       -----------       -----------

Financing activities
    10% loans converted to redeemable convertible preferred shares                           --                --           400,000
    Proceeds from sale of redeemable convertible preferred shares                            --            62,500         2,250,000
    Proceeds from note payable - revolving credit facility, net                         369,285           916,227         1,497,165
    Proceed from notes payable - term loan                                              500,000                --                --
    Notes payable - other                                                                31,302           395,565        (1,189,294)
    Principal payments on note payable -Towerview                                            --                --           (56,635)
    Principal payments on capital lease - facility                                      (89,375)          (71,500)         (214,500)
    Payments on other capital lease obligations                                        (332,254)         (271,261)         (155,605)
    Due to prior officers                                                                    --          (189,222)         (310,778)
                                                                                    -----------       -----------       -----------
    Cash provided by financing activities                                               478,958           842,309         2,220,353
                                                                                    -----------       -----------       -----------

    Net increase (decrease) in cash                                                      28,854          (144,613)          118,609
    Cash at beginning of period                                                           2,694           147,307            28,698
                                                                                    -----------       -----------       -----------
    Cash at end of period                                                           $    31,548       $     2,694       $   147,307
                                                                                    ===========       ===========       ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                                   $   500,000       $   613,000       $   522,771
                                                                                    ===========       ===========       ===========
    Income taxes paid                                                               $        --       $        --       $        --
                                                                                    ===========       ===========       ===========

Noncash investing and financing activities:
    Additions to capital leases                                                     $    48,000       $   212,000       $   609,000
                                                                                    ===========       ===========       ===========


                 See notes to consolidated financial Statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.   Organization and Summary of Significant Accounting Policies

     Description of Business

     Accuhealth Inc., together with its subsidiaries (collectively, the "Company"), provides comprehensive home health care services, including administration of a wide array of infusion therapies, sales of oral medications and sales and rentals of durable medical equipment and related supplies. The Company operates throughout the New York, New Jersey and Connecticut metropolitan area.

     Basis of Preparation

     The consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Management is formulating plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through at least March 31, 1998 by among other actions, obtaining additional financing and attempting to increase its institutional pharmacy business.

     Inventories

     Inventories consist of over-the-counter and prescription drugs, infusion products and supplies, and home health care equipment and supplies and are priced at the lower of cost or market using the first-in, first-out ("FIFO") method.

     Contractual Allowances

     Certain prescription pharmaceutical sales, medical equipment and supply revenues are recorded at the Company's established rates and reduced by estimated contractual allowances pursuant to third-party reimbursement arrangements.

     Reclassifications

     Certain items in the March 31, 1996 financial statements have been reclassified to conform to the March 31, 1997 presentation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Fixed Assets and Revenue Producing Equipment

     Fixed assets and revenue producing equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets and for revenue producing equipment and leasehold improvements, over the shorter of the estimated useful lives or the term of the related leases.

     Earnings Per Share

     For Fiscal 1997 and 1996, net loss per share was computed by dividing the applicable net loss by the weighted average number of shares outstanding during the year. Shares of common stock used to pay preferred stock dividends were considered outstanding as of the declaration date. Common share equivalents, which represents shares issuable upon the exercise of stock options and warrants, were not included as their effect would be antidilutive.

     For Fiscal 1995, primary earnings per common share was calculated by dividing net earnings applicable to common stock by the weighted average of common stock and common stock equivalents outstanding. On a fully diluted basis, both net earnings and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes.

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company does not anticipate the adoption of SFAS 128 to have a significant impact on the calculation of primary and fully diluted earnings per share.

     Income Taxes

     The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash Equivalents

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 1997 and 1996, the Company had no cash equivalents.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payers, primarily governmental agencies (Medicare and Medicaid). At March 31, 1997 and 1996, gross Medicare and Medicaid receivables aggregated $2,415,732 and $2,082,751, respectively.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation for which action for noncompliance includes fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations.

     The Company's revenues from one customer accounted for 19% and 16% of the Company's net sales for the years ended March 31, 1997 and 1996, respectively. At March 31, 1997 and 1996, 20% and 22%, respectively, of net accounts receivable was due from this customer. No single customer accounted for more than 10% of net sales for the year ended March 31, 1995.

     Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

2.   Sale of Drug Store Assets

     On December 1, 1994 the company sold the assets of its two remaining drugstore subsidiaries for $665,000. The sale resulted in a gain for financial reporting purposes of $194,444.

     Net  sales  of  the   discontinued   retail   drugstores   operations  were
     approximately $3,332,000 for the year ended March 31, 1995.

3.   Revenue Producing Equipment, Net

     The following summarizes the Company's investment in revenue producing equipment:


                                                                 March 31,
                                                --------------------------------------------        Estimated
                                                        1997                   1996                Useful Lives
                                                --------------------------------------------------------------------
Revenue producing
  equipment primarily under capital
  lease......................................        $1,957,661             $2,006,809               3-5 years

Less accumulated depreciation
  and amortization...........................         1,472,356              1,336,457
                                                     ----------             ----------
                                                     $  485,305             $  670,352
                                                     ==========             ==========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Fixed Assets

                                                                  March 31,
                                                ---------------------------------------------       Estimated
                                                        1997                    1996               Useful Lives
                                                --------------------------------------------------------------------
Land under capital lease.....................       $  136,277                $136,277

Building under capital lease.................        1,226,498               1,226,498               40 years

Equipment, furniture and fixtures............          816,078                 778,863               5-10 years

Leasehold improvements.......................            3,838                   3,838               10-15 years

Equipment, furniture and fixture
  under capital leases.......................          164,953                 164,953               5-10 years

Building improvements........................          292,956                 285,463               40 years
                                                    ----------              ----------
                                                     2,640,600               2,595,892
Less accumulated depreciation and
  amortization, including $399,740 in
  1997 and $345,341 in 1996 attribut-
  able to assets under capital leases .......          981,544                 837,246
                                                    ----------              ----------
                                                    $1,659,056              $1,758,646
                                                    ==========              ==========

5.   Notes Payable and Long-Term Debt

Notes payable - other
The Company's other notes which arose in connection with the purchase of inventories are as follows:

(A) In December 1995, the Company issued an unsecured note payable to a trade creditor in the principal amount aggregating $348,616. The note was satisfied as of March 31, 1997. The outstanding principal balance at March 31, 1996 of $247,649 was payable in monthly installments of $36,808 which included interest at 12% per annum.

(B) The Company converted a portion of its accounts payable into a note payable to a trade creditor in the principal amount aggregating $46,949. This note is payable in monthly installments of approximately $4,200 beginning October 11, 1996 which includes interest at 10.9% per annum. At March 31, 1996, the Company classified the principal balance as a note payable-other. The outstanding principal balance at March 31, 1997 was $20,183.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(C) The Company converted several of its capital leases into notes payable to a trade creditor in principal amounts aggregating $276,830. These notes are payable in monthly installments ranging from approximately $2,000 to $8,000 with interest rates ranging from 10.0% to 14.5%. Future minimum payments on the outstanding principal balance of $233,767 at March 31, 1997 are $187,537 (fiscal 1998) and $46,230 (fiscal 1999).

(D) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through 1992. In accordance with this settlement agreement, the outstanding principal balance at March 31, 1997 of $71,950 is payable in monthly installments of $1,976 which includes interest at 10% per annum. A final balloon payment of $18,146 is due on March 1, 2000.

The weighted average interest rate for notes payable-other was 12.51%, 10.94% and 9.31% for the years ended March 31, 1997, 1996 and 1995, respectively. The average amount of notes payable-other outstanding for the years ended March 31, 1997 and 1996 was approximately $210,000 and $122,000, respectively. Notes payable - other are principally short-term in nature. As such, fair value approximates the carrying value.

Notes payable - revolving credit facility and term loan

In April 1994, the Company entered into a Loan and Security Agreement (the "Agreement") with Rosenthal and Rosenthal ("Rosenthal") to borrow, under certain conditions and terms, up to $2,500,000 at an interest rate of prime plus 4-7/8%. Borrowings under the Agreement are collateralized by certain assets of the Company, including accounts receivables, inventories, equipment and fixtures. The Company's ability to use this revolving credit facility is dependent upon the level of its eligible receivables, as defined in the Agreement. In addition, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock (see Note 11).

Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 1"). Amendment No. 1 extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest rate to prime (8 1/2% at March 31, 1997) plus 2 7/8% Rosenthal warrants to purchase an additional 30,000 shares of the Company's common stock (see Note
11). Commencing April 28, 1996, the Company was required to pay a facility fee of $35,000 per annum, which Amendment No. 2 has increased to $40,000 per annum.

Amendment No. 2 also provided a $500,000 term loan to the Company due on April 1, 1998 with interest payable monthly at a rate of prime plus 5%.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The revolving credit facility and the term loan bear interest at variable market rates and as such the carrying value approximates their fair value.

The weighted average interest rate, including the facility fee, for the years ended March 31, 1997, 1996 and 1995 was 13.14%, 17.8% and 16.9%, respectively.
The average amount outstanding for the years ended March 31, 1997 and 1996 was $2,801,000 and $1,963,000, respectively.

6.   Capital Lease Obligations

The Company leases its principal offices and warehouse facility and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through April 2000.

Capital lease-facility

The Company occupies a pharmacy warehouse and office facility (the "Facility") which was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, U.S.A. (now "Fleet") $1,072,500 principal amount of its Industrial Development bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture") which created a lien on the facility. The Company also paid $227,500 in order for the Agency to purchase the warehouse. This amount and other acquisition costs are capitalized as land and building under capital lease (see Note 4).

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with the debt to worth ratio covenant was waived by Fleet through April 1, 1998.

In lieu of rent the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/2% at March 31,
1997) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing (Note 5), the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

The obligation under capital lease-facility bears interest at variable market rates and as such the carrying value approximates its fair value.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other capital leases

The Company leases durable medical equipment under capital lease agreements which extend through March 31, 2000 with interest rates ranging from 9.00% to 16.71%.

Future minimum lease payments under capital leases with initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                        Other
                                                  Capital              Capital
Fiscal Year                                    Lease Facility          Leases
-----------                                    --------------          ------
1998                                              $85,465             $143,693
1999                                               96,689               47,296
2000                                              234,215               13,571
                                                 --------             --------
                                                  416,369              204,560
Less interest                                      58,869               21,799
                                                 --------             --------
Present value of net minimum obligations          357,500              182,761
Less current portion                               53,625              113,124
                                                 --------             --------
Long term obligations at March 31, 1997          $303,875             $ 69,637
                                                 ========             ========

7.   Contingencies

     In June 1995, a former employee commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleges that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. In addition to the breach of contract claim, plaintiff asserted claims for violation of the Racketeering Influence and Corruption Act ("RICO"), violations of New York's Labor Law (stemming from the Company's alleged breach of contract) and fraud. In or about September 1995, the defendants made a pre-Answer motion to dismiss the RICO, fraud and conspiracy claims. On June 18, 1996 the Court granted defendants' motion effectively dismissing the Complaint as to the Company's current and former officers, directors and shareholders and leaving plaintiff's claim for breach of contract and violation of New York's Labor Law solely against the Company. The Company has now served an Answer and a Document Request. The plaintiff has not proceeded with discovery and the case is currently dormant. The Company intends to deny the principal allegations in the Complaint and to defend this action vigorously. Management believes

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     that this action will not have any material adverse impact on the Company's financial position, results of operations or cash flows.

     An agency of New York State is conducting a review of the Company's Medicaid reimbursement for the years 1990 through 1993. The Company has not been advised as to whether any claim will be made.

     Management believes that the above matters will be settled without any material adverse impact to the Company's financial position, results of operations or cash flows.

8.   6% Convertible Preferred Stock

     On December 14, 1994 and January 30, 1995, the Company completed the sale at $2.00 per share, of 1,325,000 shares of redeemable convertible preferred stock (Preferred Stock) with a 6% per annum cumulative dividend. During the quarter ended December 31, 1995, the Company sold at $2.50 per share, 25,000 additional shares of Preferred Stock to certain officers and directors of the Company. The Preferred Stock is convertible at any time at the option of the holder, subject to antidilution adjustments, into 1,350,000 shares of common stock. The Company has reserved 1,350,000 shares of common stock for such conversion. At any time on or after December 31, 1995, subject to certain conditions, such as the registration of the underlying common stock under the Securities Act of 1933, compliance with the terms of the Preferred Stock and any other agreement with the holders of the Preferred Stock and the payment of all dividends that are accrued and unpaid on the Preferred Stock as of the Redemption Date, the Company may redeem all or any portion of the Preferred Stock then outstanding. For each share that is called for redemption, the Company shall pay $3.00 per share from December 31, 1995 through December 31, 1997 and $4.00 per share on or after January 1, 1998. The holders of the Preferred Stock are entitled to voting rights equivalent to that of the common stock. The Preferred Stock is senior to the common stock in the event of a liquidation of the Company. The liquidation preference is $2.00 per share plus accrued and unpaid dividends.

     The Preferred Stock was subject to mandatory redemption requirements of up to $4.00 per share plus accrued dividends. As of June 16, 1995, the 6% Convertible Preferred shareholders agreed to modify their stockholder agreements to negate the mandatory redemption requirements. This modification eliminates the need for recognition of accretion effective
     June 16, 1995, and results in the 6% Convertible Preferred Shares being classified as equity rather than debt.

     The Company is obligated to pay annual dividends of $.12 per share on its 1,350,000 outstanding shares of Preferred Stock. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Common Stock valued in accordance with the terms of such stock. Dividends on the Company's Preferred Stock are payable in preference and priority to any payment of any dividends on the common stock.

     The June 1, 1996 dividend was paid out in 52,856 shares of common stock on July 8, 1996. The December 1, 1996 dividend was paid out in 104,509 shares of common stock subsequent to year-end. Accrued and unpaid dividends from December 1, 1996 to March 31, 1997 of $54,000 are included in accrued expenses and other current liabilities at March 31, 1997.

9.   Recovery Related to Pre-Investigation Management

     The Company's prior management in place through February 26, 1993 had engaged in certain improprieties through such date. Such improprieties were the subject of a formal SEC investigation which resulted in prior management making restitution to the Company valued at $1,212,320 and the Company agreeing to an SEC order to cease and desist from committing or causing any violation or future violation of certain anti-fraud, reporting, record keeping and internal controls provisions of the Securities Act of 1933 and Securities Exchange Act of 1934. The order did not impose any financial penalty on the Company.

     Effective October 12, 1994, settlements of the Company's restitution claims against its former Chief Executive Officer and President and two former officers and directors were concluded. The terms of the agreements include: the surrender to the Company of a $588,000 promissory note; the surrendering of 298,504 shares of Company's common stock held by these individuals; the termination of all stock options and warrants held by these individuals; a restriction of their rights to sell voting securities for the next two years; a release of Accuhealth from any financial obligations to them; and a release of these individuals by Accuhealth from any claims, damages or losses that the Company may suffer because of the actions claimed to have been committed. The agreements also prohibit these individuals from acquiring shares of the Company for a period of 10 years.

     These transactions were recorded by the Company in the quarter ended December 31, 1994. The restitution of 298,504 shares of stock was valued at $597,008, the estimated fair value of such stock at the time of restitution. The determination of estimated fair market value of such stock at $2.00 per share on October 12, 1994 was principally based on the average closing price of the Company's common stock during the preceding 21 days of trading ($2.75 a share), reduced to reflect an appropriate blockage discount for the large amount of stock in relation to the outstanding common shares of the Company. The Company believes that the valuation of the stock received is reasonable and was determined using appropriate and conservative methodologies. The restitution was offset by professional fees of approximately $98,500.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The loan from an officer and director of $588,000 at March 31, 1994 represented the amount of loans previously made to the Company by its former Chief Executive Officer and President. The fair value of the note payable surrendered on October 12, 1994 was $587,000 based on a rate of 9.3% (difference between the Company's weighted average borrowing rate of 16.9% and the stated rate in the note of 7.6%) and assuming that the note had a one year extended maturity. The difference between the carrying amount of the note ($647,000 including accrued interest of $59,000) and the fair value of the note ($587,000) or $60,000 was classified as extraordinary income. The restitution was offset by professional fees of $98,500.

     On March 31, 1995, settlements of the Company's restitution claims against another former officer and director of the Company was concluded. This individual surrendered 9,500 shares of the Company's common stock. The shares of stock were valued at $27,312, the estimated fair value of such shares at the time of restitution, and recorded in the quarter ended March 31, 1995.

10.  Commitments

     Operating Leases

     Rent expense for the year ended March 31, 1995 was approximately $335,000. This amount represents retail drugstore rents included in discontinued operations.

     A vendor has a security interest in certain assets of the Company, including accounts receivable, inventories, equipment and fixtures. This security interest is subordinate and junior in all respects to the Loan and Security Agreement (See Note 5.)

     Related Party Transactions

     A director has a consulting arrangement with the Company whereby he receives $4,000 and an office expense reimbursement of $1,000 per month.

     Employment Agreement

     Subsequent to year-end, the Company modified its employment agreement with its President and Chief Executive Officer providing for, among other things, annual compensation of $250,000 and 25,000 shares of the Company's common stock.

11.  Stock Options and Warrants

     In September 1988, the Company adopted, and in September 1994 amended, the 1988 Stock Option Plan ("Stock Option Plan"), under which options to purchase an aggregate

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     maximum of 300,000 shares of the Company's common stock may be granted. The Stock Option Plan is administered by the Board of Directors, who are responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price may not be less than the fair market value of the Company's common stock. The fair market value is defined in the Stock Option Plan to be the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant. No option may have a term in excess of ten years. As to any stockholder who owns 10% or more of the Company's common stock, the option price per share will be no less than 110% of the fair market value of the Company's common stock on the date of grant and such options shall not have a term in excess of five years.

     Pursuant to the Stock Option Plan, in February 1992 the former Board of Directors granted a total of 54,000 options to purchase shares of the Company's common stock to fifteen employees with an exercise price of $4.75 per share. In June 1996 and 1995, the Board of Directors granted a total of 188,500 and 159,000 options, respectively, to purchase shares of the Company's common stock to employees with an exercise price of $1.625 and $2.75 per share, respectively. These options are exercisable in three equal annual increments.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                 Weighted
                                                                 Average
                                                              Exercise Price
                                                 Shares         Per Share
                                                --------      --------------
     Outstanding March 31, 1994                   30,500           $4.75

     Canceled                                    (20,000)           4.75
                                                 -------           -----
     Outstanding March 31, 1995                   10,500            4.75

     Granted                                     159,000            2.75

     Canceled                                    (52,000)           3.12
                                                 -------           -----
     Outstanding March 31, 1996                  117,500           $2.77

     Granted                                     188,500            1.63

     Canceled                                    (36,500)           2.31
                                                 -------          ------
     Outstanding at March 31, 1997               269,500          $ 2.03
                                                 =======          ======

     Exercisable at March 31, 1995                10,500          $ 4.75
                                                  ======          ======
     Exercisable at March 31, 1996                 1,000          $ 4.75
                                                  ======          ======
     Exercisable at March 31, 1997                32,500          $ 2.81
                                                  ======          ======

     Separate from options issued under the Stock Option Plan, in June 1990, the Company granted options to purchase 60,500 shares of common stock at a price of $5.00 per share ("1990 Options"). The 1990 Options vest and become exercisable ratably after the first, second and third anniversaries of the grant date and expire after the fifth anniversary of the grant date.

     Options to purchase shares of the Company's common stock pursuant to the 1990 Options and related aggregate option prices were as follows:

                                             Shares              Aggregate Price
Outstanding March 31, 1994 and 1995          22,500                  112,500

Expired                                      22,500                  112,550
                                             ------                  -------
Outstanding March 31, 1996                       --                       --
                                             ------                 --------

     Separate from options issued under the Stock Option Plan, in February 1992, the Board of Directors granted to three former directors of the Company a total of 60,000 options to purchase shares of the Company's common stock ("1992 Options"). The exercise

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     price of the 1992 Options is the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant, which was $4.75. These options may be exercised in 25% increments on the first, second, third and fourth anniversary of the date of issue, and have a term of ten years. During the year ended March 31, 1995, 30,000 of these options were canceled, leaving 15,000 options outstanding as of March 31, 1997 and 1996.

     During fiscal 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 352,500 of common shares to officers and directors ("1995 Options"). The exercise prices of the 1995 Options range from $2.00 to $3.00, with options to purchase 135,000 shares vesting immediately at $2.00 and the balance vesting over five years from the date of issuance. During the fiscal years ended March 31, 1997 and 1996, options to purchase an additional 79,167 shares and 104,167 shares, respectively, vested at prices ranging from $2.00 to $3.00 per share. At March 31, 1997, these options remain unexercised and outstanding.

     In September 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 37,500 of the Company's common shares to directors ("1996 Options"). The exercise price of the 1996 Options are $1.875 with the shares vesting over five years from the date of issuance.

     In June 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 37,500 of the Company's common shares to directors ("1997 Options"). The exercise price of the 1997 Options are $1.625 with the shares vesting over five years from the date of issuance.

     In June 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 50,000 of the Company's common shares to a director ("June 1996 Options"). The exercise price of the June 1996 Options are $1.625 with the shares vesting over three years from the date of issuance.

     As of March 31, 1997, an aggregate 898,000 shares of the Company's common stock are reserved for issuance under the Stock Option Plan, and the 1990, 1992, 1995, 1996, June 1996 and 1997 Options. As of March 31, 1997 options to purchase 238,334 of such shares are exercisable.

     Pro forma information regarding net income and earnings per share is required SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                             March 31,
                Assumption                             1997            1996
--------------------------------------------------    -----           ------
Risk-free rate                                         6.2%            6.0%
Dividend yield                                           0%              0%
Volatility factor of the expected market price of
    the Company's common stock                         1.7             1.7
Average life                                           4.9 years       4.8 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                    Years Ended March 31,
                                                  1997                  1996
                                               --------------------------------
Pro forma net loss                             $ (91,725)            $ (900,140)
Pro forma net loss per share                        (.18)                  (.87)

     The weighted average fair value of options granted during the years ended March 31, 1997 and 1996 were $1.53 and $2.60 respectively, for shares granted with an exercise price equal to the market price on the date of grant. The weighted average fair value of options granted during the year ended March 31, 1996 for which the exercise price was less than the market price on the date of grant was $1.83. The weighted-average remaining contractual life of options exercisable at March 31, 1997 is 4.3 years. The exercise prices range from $1.63 to $4.95 for options outstanding as of March 31, 1997.

     In April 1994,  pursuant to the terms of a Loan and Security Agreement (see
     Note 5), the Company granted to a financing company warrants to purchase 70,000 shares of common stock at a price of $2.00 per share. On February 1, 1996, the Company granted warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. On February 1, 1997, the expiration date of the

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the Loan Commitment has been extended and the exercise price for all warrants was restated to $2.00 per share. As of March 31, 1997, no warrants have been exercised and an aggregate of 100,000 of the Company's common stock are reserved for issuance under warrants.

12.  Employee Savings and Profit Sharing Plan

     In December 1986, the Company established a profit sharing and thrift plan (the "Plan") covering substantially all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company matches contributions equal to 50% (25% effective July 1, 1996) of an eligible employee's pre-tax 401(k) contribution. The matching contribution is limited for any part of an eligible employee's pre-tax 401(k) contribution which exceeds 10% of their compensation. At the discretion of the Board of Directors, the Company may also make additional contributions dependent on profits each year for the benefit of eligible employees under the Plan. The Company's contribution to the Plan was approximately $35,000, $47,000 and $67,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     In August 1995, the Company adopted a deferred compensation plan for the Board of Directors (the "Directors Plan"). Under the Directors Plan, a director may elect to defer receipt of all or a specified portion of his or her compensation. As of March 31, 1997, no director had elected to defer any portion of his or her compensation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Income Taxes

     The Company had net deferred assets as follows:

                                                         March 31
                                               -----------------------------
                                                  1997               1996
                                                  ----               ----
Federal, State and Local Net Operating
  Loss Carryforwards                           $1,726,000         $1,570,000
Reserve for Doubtful Accounts                     143,000            132,000
Business Credit Carryforwards                      52,000             52,000
Other                                             (16,000)           214,000
                                               ----------         ----------
Total                                           1,905,000          1,968,000
Less:  Valuation Allowance                      1,905,000          1,968,000
                                               ----------         ----------
Net Deferred Assets                            $      -0-         $      -0-
                                            =============         ==========

     The following is a reconciliation of the amount of the income tax expense (benefit) attributable to continuing operations to the amount of income tax that would result from applying the federal rate to pretax income from continuing operations:

                                                   1997                       1996                      1995
                                          ------------------------   ----------------------    ------------------------
                                                       (Benefit)                (Benefit)                   (Benefit)
                                           Percent     Liability      Percent   Liability       Percent     Liability
                                          ---------- -------------   --------- ------------    ---------- -------------
Income tax (benefit) at statutory rate        34%       $43,000        (34%)    $(265,000)        34%       $300,000
Permanent Differences                        5.1%         6,500          --            --          --             --
Other decrease in valuation
allowances related to the Federal
portion of continuing operations             (39.1%)    (49,500)                                 (34%)      (300,000)
Loss producing no current benefit              --            --         34%       265,000          --             --
                                            -------     -------       -----     ---------      ------       --------
                                               --       $    --          --     $      --          --       $     --
                                            =======     =======       =====     =========      ======       ========

     At March 31, 1997, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for U. S. tax purposes of approximately $3,528,000 which will begin to expire in 2009 and a general business tax credit carryforward of approximately $52,000 available to reduce future payments of federal income taxes. The Company also has net operating loss carryforwards for New York State and City tax purposes of approximately $4,481,000 and $4,487,000, respectively.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The valuation allowances decreased $63,000 in 1997, increased $265,000 in 1996 and decreased $214,000 in 1995, amounts equal to the changes in deferred tax assets to reflect the uncertainty as to realization of such assets.

     The availability of net operating loss Carry forwards and general business tax carryforwards is subject to various limitations under the Internal Revenue Code of 1986 as amended (the "Code"). Although a formal study has not been performed, it appears that as of March 31, 1995, the Company may have undergone an ownership change as defined by Section 382 of the Code. The effect of such an ownership change is to limit the amount of taxable income and tax liability that can be offset in any tax year by the net operating loss and credit carryovers.

14.  Acquisition

     The Company has entered into an agreement, subject to certain terms and conditions, to acquire the stock of ProHealth Care Infusion Services, Inc. in exchange for 300,000 shares of the Company's common stock. The acquisition is expected to close after June 16, 1997.

                 SCHEDULE II - Valuation and Qualifying Accounts

                        Accuhealth, Inc. and Subsidiaries


Column A                                   Column B           Column C            Column D           Column E
--------                                   --------           --------            --------           --------

                                                              Additions
                                                               Charged
                                          Balance at           to Cost                              Balance at
                                         Beginning of            and                                  End of
Description                                 Period            Expenses          Deductions(1)         Period
-----------                                 ------            --------          ----------            ------
Year Ended March 31, 1995
Allowance for Doubtful
Accounts                                   $454,000           $145,752           $289,752            $310,000

Year Ended March 31, 1996
Allowance for Doubtful
Accounts                                   $310,000            $93,000           $111,000            $292,000

Year Ended March 31, 1997
Allowance for Doubtful
Accounts                                   $292,000            $82,000            $57,000            $317,000

---------------
(1)  Uncollected accounts written off.

                                  EXHIBIT INDEX


3.1 Registrant's Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3 (I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

3.2 Registrant's By-laws, as amended (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.1 Asset Purchase and Sale Agreement dated September 22, 1993 by and between Em-Bee Drug Inc., Riverview Pharmacy, Inc., Westview Drug Co. Inc., Brittany Chemists, Inc., Villageview Pharmacy, Inc., Eastview 87th St. Inc., Midview Drug, Inc. and the Registrant and RXD Acquisition Group Inc. (incorporated herein by reference to Exhibit
         (10)(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.2 Employment Agreement dated March 17, 1993 between Edwin T. Veith and the Registrant (incorporated herein by reference to Exhibit (10)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.3 Letter Agreement dated November 11, 1993 between the Registrant and Edwin T. Veith (incorporated herein by reference to Exhibit (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.4 Letter Agreement dated February 3, 1994 between the Registrant and Edwin T. Veith (incorporated herein by reference to Exhibit (10)(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.5 Option Agreement dated March 17, 1993 between Edwin T. Veith and the Registrant (incorporated herein by reference to Exhibit (10)(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.6 Stock Option Agreement Alternative Benefits Letter dated March 17, 1993 between Edwin T. Veith and the Registrant (incorporated herein by reference to Exhibit (10)(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.7 Employment Agreement dated March 23, 1993 between Allan E. Johnson and the Registrant (incorporated herein by reference to Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.8 Letter Agreement dated November 11, 1993 between the Registrant and Allan E. Johnson (incorporated herein by reference to Exhibit (10)(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.9 Letter Agreement dated February 3, 1994 between the Registrant and Allan E. Johnson (incorporated herein by reference to Exhibit (10)(I) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.10 Option Agreement dated March 23, 1993 between Allan E. Johnson and the Registrant (incorporated herein by reference to Exhibit (10)(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.11 Agreement dated February 3, 1994 between the Registrant and Capstone Management Company (incorporated herein by reference to Exhibit (10)(k) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

10.12 Loan and Security Agreement dated April 28, 1994 between Rosenthal & Rosenthal, Inc. and the Registrant, Midview Drug, Inc., Accuhealth Home Care, Inc. and Citiview Drug Co., Inc. (the "Loan and Security Agreement") (incorporated herein by reference to Exhibit 10 (l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.13 Amendment No. 1 to the Loan and Security Agreement, dated as of February 1, 1996

10.14 Warrant dated April 28, 1994 for the Registrant's Common Stock issued by the Registrant to Rosenthal & Rosenthal, Inc. (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.15 Employment Agreement dated May 2, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.16 Consulting Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.17 Consulting Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.18    Asset  Purchase   Agreement  dated  as  of  December  1,  1994  between
         Registrant and Citiview Drug Co., Inc., Towerview, Inc., R & B Pharmacy, Inc. and P & S Pharmacy,

         Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.19 Amended and Restated 1988 Stock Option Plan (incorporated herein by reference to Exhibit B to the Registrant's 1994 Notice of Annual Meeting and Proxy Statement)

10.20 Option Agreement dated September 20, 1994 between Corbett A. Price and the Registrant (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.21 Option Agreement dated September 20, 1994 between James E. Bacon and the Registrant (incorporated herein by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.22 Option Agreement dated September 20, 1994 between E. Virgil Conway and the Registrant (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.23 Option Agreement dated September 20, 1994 between Sally Hernandez-Pinero and the Registrant (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.24 Option Agreement dated September 20, 1994 between Harold D. Reiter and the Registrant (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.25 Option Agreement dated June 28, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.26 Option Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.27 Option Agreement dated June 28, 1994 between Bob L. Wood and the Registrant (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.28 Option Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.29 Option Agreement dated September 20, 1994 between Gary S. LaPorta and the Registrant (incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.30    Agreement  and  Plan  of  Merger  dated  as of  March  14,  1997  among
         Accuhealth, Inc., ACH Acquiring Corp., ProHealthCare, Inc., ProHealthCare Infusion Services, Inc. Thomas Laurita and David Brian Cohen.

11       Statement re Computation of Per-Share Earnings

21       Subsidiaries of the Registrant