Form 10-Q
period 1997-06-30
ACCUHEALTH INC
filed 1997-08-14
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


     Indicate by check mark (X) whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                                   OUTSTANDING AT AUGUST 7, 1997
Common stock, par value $.01 per share                   1,787,598 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.      Condensed Consolidated Financial Statements.

             Condensed Consolidated Balance Sheets at
             June 30, 1997 and March 31, 1997 ..........................     3

             Condensed Consolidated Statements of Operations
             for the three months ended June 30, 1997 and 1996 .........     4

             Condensed Consolidated Statements of Cash Flows
             for the three months ended June 30, 1997 and 1996 .........     5

             Notes to Condensed Consolidated Financial
             Statements ................................................  6-10

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............. 11-12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
             Not Applicable.............................................    12

PART II.     OTHER INFORMATION .........................................    13


SIGNATURES .............................................................    14

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                                    JUNE 30,1997       MARCH 31, 1997
      -                                                                    ------------       --------------
Current Assets:
   Cash                                                                      $   33,638           $   31,548
   Accounts receivable, net                                                   5,421,535            5,279,369
   Inventories                                                                  630,937              665,335
   Prepaid expenses and other current assets                                    114,167              191,323
                                                                             ----------           ----------
      Total Current Assets                                                    6,200,277            6,167,575

Revenue producing equipment, net                                                490,764              485,305
Fixed assets, net                                                             1,639,903            1,659,056
Other assets                                                                    189,705              188,229
                                                                             ----------           ----------

     Total Assets                                                            $8,520,649           $8,500,165
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDER'S  EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility                                 $2,436,817           $2,782,677
   Notes payable - term loan                                                    500,000                   --
   Notes payable - other                                                        185,596              224,869
   Accounts payable                                                           2,003,507            1,801,120
   Accrued expenses and other current liabilities                             1,253,516            1,128,828
   Current portion of capital lease - Facility                                  357,500               53,625
   Current portion of other capital lease obligations                           107,792              113,124
                                                                             ----------           ----------
   Total Current Liabilities                                                  6,844,728            6,104,243

Notes payable - term loan                                                            --              500,000
Notes payable - other                                                           121,454              101,031
Capital lease - Facility, less current portion                                       --              303,875
Other capital lease obligations, less current portion                            96,927               69,637
                                                                            -----------           ----------
    Total Liabilities                                                         7,063,109            7,078,786
                                                                            -----------          -----------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                                         --                   --
  6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation preference, authorized,
    issued and outstanding 1,350,000 shares                                      13,500               13,500
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued 1,787,598 and 1,787,598 shares, respectively                  17,876               17,876
  Additional paid-in capital                                                  6,168,364            6,168,364
  Deficit                                                                    (4,117,880)          (4,154,041)
                                                                             ----------           ----------
                                                                              2,081,860            2,045,699
  Less treasury stock (308,004 shares) at cost                                  624,320              624,320
                                                                             ----------          -----------
Total Stockholders' Equity                                                    1,457,540            1,421,379
                                                                             ----------          -----------

Total Liabilities and Stockholders' Equity                                   $8,520,649           $8,500,165
                                                                             ==========           ==========

                             See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------

                                                           1997         1996
                                                           ----         ----

Net sales                                               $4,284,502    $3,927,372

Cost of goods sold                                       2,487,324     2,216,484
                                                        ----------    ----------

Gross profit                                             1,797,178     1,710,888

Selling, general and administrative expenses             1,586,486    1,545,,400

Operating income                                           210,692       165,488

Interest expense                                           134,031       128,395
                                                        ----------    ----------

Net income                                              $   76,661    $   37,093
                                                        ==========    ==========





Net income per common share applicable to common
      shareholders
         Primary                                        $      .02    $      .--
                                                        ----------    ----------
         Fully diluted                                  $      .02    $      .--
                                                        ----------    ----------


Weighted number of common shares and equivalents
     outstanding
         Primary                                         1,533,317     1,338,356
                                                        ----------    ----------
         Fully diluted                                   1,822,593     1,338,356
                                                        ----------    ----------

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                        JUNE 30
                                                                  -------------------
                                                                    1997        1996
                                                                    ----        ----
OPERATING ACTIVITIES

Net income                                                    $    36,161    $  37,093
Adjustments to reconcile net income to net cash provided by
operating activities:
    Amortization of financing costs                                 2,778       16,448
    Depreciation and amortization                                 101,620      104,614

CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                          (142,166)     174,585
    Inventories                                                    34,398       (4,322)
    Prepaid expenses and other assets                              77,156       (2,987)
    Other assets                                                   (4,254)      (8,770)
    Accounts payable                                              202,387           63
    Accrued expenses and other current liabilities                124,688      (28,597)
                                                              -----------    ---------
    Cash provided by operating activities                         432,768      188,127
                                                              -----------    ---------

INVESTING ACTIVITIES
Purchase of fixed assets                                          (87,926)      (2,877)
                                                              -----------    ---------
Cash (used in) provided by investing activities                   (87,926)      (2,877)
                                                              -----------    ---------

FINANCING ACTIVITIES
    Proceeds from note payable - revolving credit facility      3,915,540      (25,907)
    Proceeds from notes payable - other                            50,169      (69,006)
    Increase in capital lease obligations                          73,135           --
    Payments on note payable - revolving credit facility       (4,261,400)          --
    Payments on notes payable - other                             (69,019)          --
    Principal payments on capital lease - Facility                     --      (17,875)
    Payments on other capital lease obligations                   (51,177)    (116,059)
                                                              -----------    ---------
    Cash used in financing activities                            (342,752)    (177,033)
                                                              -----------    ---------

    Net increase (decrease) in cash                                 2,090        8,217
    Cash at beginning of period                                    31,548        2,694
                                                              -----------    ---------
    Cash at end of period                                     $    33,638    $  10,911
                                                              ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                             $   128,000    $ 115,000
                                                              ===========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES
    Additions to capital leases                               $    73,135    $  10,820
                                                              ===========    =========

            See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the three-month period ended June 30, 1997 may not be indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission. The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

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

EARNINGS PER SHARE

For the quarters ended June 30, 1997 and 1996, primary income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $40,500 and $39,366, respectively, for the three months ended June 30, 1997 and 1996. Net income (loss) applicable to common stockholders for the three months ended June 30, 1997 and 1996, respectively were $36,161 and $(2,273). On a fully diluted basis, both net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes. (see note 4). For the period ended June 30, 1997 the effect of converting the convertible preferred stock was anti-dilutive and not included in the calculation. For the three months ended June 30, 1996, both conversion of preferred stock and incremental option shares were anti-dilutive and not included in the calculation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

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

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 17% and 11% of the Company's net sales for the three months ended June 30, 1997 and 1996, respectively. At June 30, 1997, this customer represented approximately 14% of the Company's gross receivables.

NOTE 2 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

NOTES PAYABLE - OTHER

The Company's notes payable outstanding are as follows:

(A) The Company converted a portion of its accounts payable into a note payable to a trade creditor in the principal amount aggregating $46,949. This note is payable in monthly installments of approximately $4,200 beginning October 11, 1996 which includes interest at 10.9% per annum. The outstanding principal balance at June 30, 1997 was $20,336.

(B) The Company converted several of its capital leases into notes payable to a trade creditor in principal amounts aggregating $276,830. These notes are payable in monthly installments ranging from approximately $2,000 to $8,000 with interest rates ranging from 10% to 14.5%. The outstanding balance at June 30, 1997 was $237,875.

(C) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through 1992. In accordance with this settlement agreement, the outstanding principal balance at June 30, 1997 of $69,175 is payable in monthly installments of $1,976 which includes interest at 10% per annum. A final balloon payment of $18,146 is due on March 1, 2000.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

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

Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement (the "Amendment"). The Amendment extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest rate to prime (8 1/2% at March 31, 1997) plus 2 7/8%. In addition, the Company granted Rosenthal warrants to purchase an additional 30,000 shares of the Company's common stock Commencing April 28, 1996, the Company was required to pay a facility fee of $35,000 per annum, which Amendment No. 2 has increased to $40,000 per annum.

Amendment No. 2 also provided a $500,000 term loan to the Company due on April 1, 1998 with interest payable monthly at a rate of prime plus 5%.

The revolving credit facility and term loan bear interest at variable market rates and as such the carrying value approximates their fair value.

CAPITAL LEASE OBLIGATIONS

The Company leases its principal offices and warehouse facility and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through April 2000.

CAPITAL LEASE - FACILITY

The Company occupies a pharmacy warehouse and office facility (the "Facility") which was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, USA (now "Fleet") $1,072,500 principal amount of its Industrial Development bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture") which created a lien on the facility. The Company also paid $227,500 in order for the Agency to purchase

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

the warehouse. This amount and other acquisition costs are capitalized as land and building under capital lease.

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1998. Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1998, the entire balance outstanding has been classified as current on the accompanying condensed consolidated balance sheet at June 30, 1997.

In lieu of rent the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/4% at June 30, 1997) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

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

Management believes that the above matters will be settled without any material adverse financial impact to the Company's financial position, results of operations or cash flows.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1997

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

The June 1, 1997 dividend will be paid out in 45,556 shares of common stock on July 25, 1997. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at June 30, 1997.

NOTE 5.  PROHEALTHCARE INFUSION SERVICES INC. ACQUISITION

Effective July 1, 1997 all of the conditions and requirements of the acquisition had been satisfied. As a result, Accuhealth, Inc. completed the acquisition of ProHealthCare Infusion Services, Inc. This represents the consummation of the transaction that was conditionally agreed to and announced in March 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS
---------------------

Net sales increased approximately $357,000 or 9% from the comparable 1996 quarter to $4.284 million for the three months ended June 30, 1997. The increase was the result of an increase of approximately $362,000 and $210,000 in the Company's institutional pharmacy and oral medication businesses, offset by a decrease in the Company's infusion services revenues of approximately $209,000 .

Gross profit for the three months ended June 30, 1997 and 1996 was approximately $1.80 and $1.71 million, respectively, representing approximately 42% and 44% of net sales for the three months ended June 30, 1997 and June 30, 1996, respectively.

Selling, general and administrative expenses ("SG &A") were approximately $1.58 and $1.55 million or approximately 37.3% and 39.3% of net sales for the three months ended June 30, 1997 and 1996, respectively. The increase was principally attributable to payroll and related expenses.

FINANCIAL CONDITION
-------------------

The Company's cash provided by operating activities during the three months ended June 30, 1997 was $432,768. As of June 30, 1997, the Company had a working capital deficiency of $644,451 as compared to working capital of $63,332 at March 31, 1997. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $357,500 has been classified as a current liability at June 30, 1997. The Company's working capital deficiency at June 30, 1997 would be approximately $345,000 if the capital lease were not classified as a current liability on the June 1997 balance sheet.

Management has formulated certain planned actions to improve its working capital position and generate sufficient cash to meet its operating needs. The plan includes, among other matters, obtaining additional financing.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
-----------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q include information that is forward looking, such as the Company's plans to obtain additional financing. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in the paragraph and elsewhere in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Default Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits
                      None
                  (b) Report on Form 8-K
                      The Company's current report on Form 8-K, date of report July 2, 1997 and filed on July 16, 1997, reporting on Item 1 Note 5 to condensed consolidated financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCUHEALTH, INC.


Date: August 13, 1997             By: /s/ GLENN C. DAVIS
                                      -----------------
                                          Glenn C. Davis, as
                                          President and Chief Executive Officer