Form 10-Q
period 1997-09-30
ACCUHEALTH INC
filed 1997-11-19
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

     [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17292


                                ACCUHEALTH, INC.
             (Exact name of registrant as specified in its charter)


            NEW YORK                                     13-3176233
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


          1575 BRONX RIVER AVENUE                                    10460
              BRONX, NEW YORK                                      (Zip Code)
 (Address of principal executive offices)

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


                    CLASS                      OUTSTANDING AT NOVEMBER 11, 1997
Common stock, par value $.01 per share                 2,133,154 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION

                                                                              PAGE NO.
                                                                              --------

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 and March 31, 1997...............................3

             Condensed Consolidated Statements of Operations
             for the three and six months ended September 30, 1997 and 1996......4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1997 and 1996................5

             Notes to Condensed Consolidated Financial
             Statements..........................................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................10

Item 3       Quantitative and Qualitative Disclosures About Market Risk.
             Not Applicable.....................................................11

PART II.     OTHER INFORMATION..................................................11

SIGNATURES .....................................................................12

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                     September 30,              March 31,
                                                                 1997                    1997
                                                          -----------------       ---------------
Current Assets:
    Cash                                                  $         143,033       $        31,548
    Accounts receivable, net                                      6,506,130             5,279,369
    Inventories                                                     770,854               665,335
    Prepaid expenses and other current assets                        84,215               191,323
                                                          -----------------       ---------------
       Total Current Assets                                       7,504,232             6,167,575

Revenue producing equipment, net                                    451,593               485,305
Fixed assets, net                                                 1,691,893             1,659,056
Other assets                                                      1,157,592               188,229
                                                          -----------------       ---------------

       Total Assets                                       $      10,805,310       $     8,500,165
                                                          =================       ===============

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
    Notes payable - revolving credit facility             $       3,319,348       $     2,782,677
    Notes payable - term loan                                       500,000                    --
    Notes payable - other                                           458,378               224,869
    Accounts payable                                              2,010,392             1,801,120
    Accrued expenses and other current liabilities                1,360,579             1,128,128
    Current portion of capital lease facility                       339,625                53,625
    Current portion of other capital lease obligations              110,416               113,124
                                                          -----------------       ---------------
       Total Current Liabilities                                  8,098,738             6,104,243

Notes Payable - Term Loan                                                --               500,000
Notes Payable - Other                                               114,528               101,031
Capital lease - Facility, less current portion                                            303,875
Other capital lease obligations, less current portion               116,458                69,637
                                                          -----------------       ---------------

       Total Liabilities                                          8,329,724             7,078,786
                                                          -----------------       ---------------

Stockholders' Equity:
Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                             --                     --
6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation
    preference, authorized, issued and outstanding
    1,350,000 shares                                                 13,500                13,500
Common stock, $.01 par value; authorized 15,000,000
    shares; issued 1,683,089 and 1,630,233 shares,
    respectively                                                     21,332                17,876
Additional paid-in capital                                        7,108,408             6,168,364
Deficit                                                          (4,043,334)           (4,154,041)
                                                          ------------------      ---------------
                                                                  3,099,906             2,045,699
Less treasury stock (308,004 shares) at cost                        624,320               624,320
                                                          -----------------       ---------------
Total Stockholders' Equity                                        2,475,586             1,421,379
                                                          -----------------       ---------------

Total Liabilities and Stockholders' Equity                $      10,805,310       $     8,500,165
                                                          =================       ===============

           See notes to condensed consolidated financial statements.


                                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)




                                                     Three Months Ended           Six Months Ended
                                                       September 30,                September 30,
                                                -------------------------    -------------------------
                                                    1997         1996           1997           1996
                                                -----------   -----------    -----------   -----------
Net Sales                                       $ 4,598,343   $ 4,155,736    $ 8,882,845   $ 8,083,108
Cost of goods sold                                2,493,294     2,490,757      4,980,618     4,707,241
                                                -----------   -----------    -----------   -----------
Gross profit                                      2,105,049     1,664,979      3,902,227     3,375,867
Selling, general and administrative expenses
                                                  1,852,435     1,519,855      3,438,921     3,065,255
                                                -----------   -----------    -----------   -----------
Operating (loss) income                             252,614       145,124        463,306       310,612
Interest expense                                    137,568       122,640        271,599       251,035
                                                -----------   -----------    -----------   -----------
Net income (loss)                               $   115,046   $    22,484    $   191,707   $    59,577
                                                ===========   ===========    ===========   ===========

Net primary and fully diluted loss per share:

    Primary                                     $       .04   $      (.01)   $       .06   $      (.01)
    Fully diluted                               $       .04   $      (.01)   $       .06   $      (.01)
                                                ===========   ===========    ===========   ===========

Weighted number of common shares and
    equivalents outstanding
    Primary                                       1,865,668     1,375,085      1,790,859     1,356,521
                                                -----------   -----------    -----------   -----------
Fully diluted                                     3,216,415     1,375,085      3,142,146     1,356,521
                                                -----------   -----------    -----------   -----------


                                      See notes to condensed consolidated financial statements.

                                                                 4


                                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                   --------------------------
                                                                                      1997           1996
                                                                                   -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                                  $   191,707    $    59,577

Adjustments  to reconcile  net income  (loss) to net cash  provided by (used in)
operating activities:
     Depreciation and amortization                                                     224,270        220,937
     Write off of Revenue Producing Equipment                                               --         29,606
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                            (1,226,761)      (541,266)
     Inventories                                                                      (105,519)       (41,544)
     Prepaid expenses and other assets                                                 107,108         (1,494)
     Other assets                                                                      (37,969)       (15,540)
     Accounts payable                                                                  209,272        592,759
     Reserve for contingencies                                                              --       (200,000)
     Accrued expenses and other current liabilities                                    231,751         23,510
                                                                                   -----------    -----------
     Cash provided by (used in) operating activities                                  (406,141)       126,545
                                                                                   -----------    -----------

INVESTING ACTIVITIES
     Purchase of fixed assets                                                         (198,840)       (10,636)
                                                                                   -----------    -----------
     Cash (used in) provided by investing activities                                  (198,840)       (10,636
                                                                                   -----------    -----------
FINANCING ACTIVITIES
     Proceeds from note payable - revolving credit facility                          8,175,000        333,496
     Principal payments on note payable - other                                        345,429             --
     Increase in capital lease obligations                                             130,315             --
     Payments on note payable - revolving credit facility                           (7,638,329)            --
     Payments on note payable - other                                                  (98,423)      (190,785)
     Principal payments on capital lease - Facility                                    (17,875)       (89,375)
     Payment on other capital lease obligations                                        (86,202)      (165,558)
     Increase in common stock                                                            3,456             --
     Increase in additional paid-in capital                                            940,044             --
     Increase in other assets - goodwill                                              (955,949)            --
     Stock dividends                                                                   (81,000)            --
     Cash provided (used) in financing activities                                      716,466       (112,222)
                                                                                   -----------    -----------

     Net increase (decrease) in cash                                                   111,485          3,687
     Cash at beginning of period                                                        31,548          2,694
                                                                                   -----------    -----------
     Cash at end of period                                                         $   143,033    $     6,381
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                 $   271,599    $   235,671
                                                                                   ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Additions to capital leases                                                   $   130,315    $    18,229
                                                                                   ===========    ===========

                                           See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly-owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the six-month period ended September 30, 1997 may not be indicative of the results for the full fiscal year.

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

EARNINGS PER SHARE

For the three months and six months ended September 30, 1997 and 1996, primary income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $40,500, and $40,500, respectively, for the three months ended September 30, 1997 and 1996 and $81,000, and $79,866, respectively, for the six months ended September 30, 1997 and 1996. Net income
(loss) applicable to common stockholders for the three months ended September 30, 1997 and 1996, respectively, were $74,546 and ($18,016) and $110,707 and
($20,289) for the six months ended September 30, 1997 and 1996, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4).

INCOME TAXES

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 31% and 24% of the Company's net sales for the three months ended September 30, 1997 and 1996, respectively, and 31% and 25% for the six months ended September 30, 1997 and 1996, respectively. At September 30, 1997, this customer represented approximately 14% of the Company's gross receivables.

NOTE 2 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

NOTES PAYABLE - OTHER

The Company's notes payable outstanding are as follows:

(A) The Company converted a portion of its account payable into a note payable to a trade creditor in the principal amount aggregating $262,035. This note is payable in monthly installments of approximately $21,000 beginning October 1, 1997 plus interest at 10.5% per annum. The outstanding balance at September 30, 1997 was $262,035.

(B) The Company converted several of its capital leases into notes to a trade creditor in the principal amounts aggregating $310,055. These notes are payable in monthly installments ranging from approximately $2,000 to $8,000 with interest rates ranging from 9% to 14.5%. The outstanding balance at September 30, 1997 was $245,917.

(C) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through1992. In accordance with this settlement agreement, the outstanding principal balance at September 30, 1997 of $64,954 is payable in monthly installments of $1,976 which includes interest at 10% per annum. A final balloon payment of $18,146 is due on March 1, 2000.

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

Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement (the "Amendment"). The Amendment extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest purchase an additional 30,000 shares of the Company's common stock Commencing April 28, 1996, the Company was required to pay a facility fee of $35,000 per annum, which Amendment No.
2 has increased to $40,000 per annum.

Amendment No. 2 also provided a $500,000 term loan to the Company due on April 1, 1998 with interest payable monthly at a rate of prime plus 5%.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

The revolving credit facility bears interest at variable market rates and as such the carrying value approximates its fair value.

CAPITAL LEASE OBLIGATIONS

The Company leases its principal office and warehouse facility (the "Facility") and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through April 2000.

CAPITAL LEASE FACILITY

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

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1998 Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1998 the entire balance outstanding has been classified as current on the accompanying condensed consolidated balance sheet at September 30, 1997.

In lieu of rent, the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing, the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly-owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

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

The June 1, 1997 Dividend was paid out in 45,556 shares of common stock on July 25, 1997. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at September 30, 1997.

NOTE 5.  PROHEALTHCARE INFUSION SERVICES INC. ACQUISITION

Effective July 1, 1997 all of the conditions and requirements of the acquisition were satisfied. As a result, Accuhealth, Inc. completed the acquisition of ProHealthCare Infusion Services, Inc. This represents the consummation of the transaction that was conditionally agreed to and announced in March 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales increased approximately $443,000 or 10.6% from the comparable 1996 quarter to $4.6 million for the three months ended September 30, 1997. The increase was the result of increases of approximately $434,000 and $99,000 in the Company's institutional pharmacy business and oral medication revenues, respectively, offset, in part, by a decrease in the Company's durable medical equipment and infusion services revenues of approximately $90,000.

Gross profit for the three months ended September 30, 1997 and 1996 was approximately $2.11 and $1.66 million, respectively, representing approximately 46% of net sales for the three months ended September 30, 1997 as compared to 40% for the comparable prior year. Gross profit increased primarily due to increased margins in our institutional pharmacy, infusion services and oral medication businesses.

Selling, general and administrative expenses ("SG &A") were approximately $1.86 and $1.52 million or approximately 40.0% and 37.9% of net sales for the three months ended September 30, 1997 and 1996, respectively. The increase was primarily due to increases of approximately $152,000 in customer service and marketing salaries, $87,000 of professional and other fees and $101,000 in delivery, rent and other expenses.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales for the six months ended September 30, 1997 increased approximately $800,000 or 9% from the comparable 1996 period to $8.9 million. The increase was the result of an increase of approximately $796,000 and $309,000 in the Company's institutional pharmacy business and oral medical revenue, partially offset by decreases in the Company's infusion service revenues and durable medical equipment revenues of approximately $256,000 and $49,000.

Gross profit for the six months ended September 30, 1997 and 1996 was approximately $3.9 and $3.38 million, respectively, representing approximately 43% of net sales for the six months ended September 30, 1997 as compared to 42% for the six months ended September 30, 1996. The increase was primarily due to increased margins in our institutional pharmacy, infusion service and oral medication businesses.

Selling, general and administrative expenses ("SG &A") were approximately $3.44 and $3.07 million or approximately 38.7% and 37.9% of net sales for the six months ended September 30, 1997 and 1996, respectively. The increase was primarily due to increases of approximately $162,000 in customer service and marketing salaries, $98,000 of professional and other fees and $110,000 in delivery, rent and other expenses.

FINANCIAL CONDITION

The Company's cash used by operating activities during the six months ended September 30, 1997 was $406,141. As of September 30, 1997, the Company had a working capital deficiency of $592,506 as compared to working capital of $63,332 at March 31, 1997. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $339,625 has been classified as a current liability at September 30, 1997. The Company's working capital deficiency at September 30, 1997 would be $252,881 if the capital lease were not classified as a current liability on the September 1997 balance sheet. The Company is current in the payment of principal and interest with respect to such capital lease.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q include information that is forward looking, such as the Company's plans to obtain additional financing. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q.

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

                                ACCUHEALTH, INC.


Date: November 19, 1997      By: /s/ GLENN C. DAVIS
                                 ------------------------
                                     Glenn C. Davis, as
                                     President and Chief Executive Officer