Form 10-Q
period 1997-12-31
ACCUHEALTH INC
filed 1998-02-17
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


               CLASS                            OUTSTANDING AT FEBRUARY 16, 1997
Common stock, par value $.01 per share                 2,133,154 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION

                                                                        Page No.
--------------------------------------------------------------------------------

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             December 31, 1997 and March 31, 1997............................3

             Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 1997 and 1996..4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended December 31, 1997 and 1996............5

             Notes to Condensed Consolidated Financial
             Statements......................................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................10

Item 3       Quantitative and Qualitative Disclosures About Market Risk.
             Not Applicable.................................................11

PART II.     OTHER INFORMATION..............................................11

SIGNATURES .................................................................12

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                  December 31,             March 31,
                                                              1997                  1997
                                                         ------------           ------------
Current Assets:
    Cash                                                 $    205,475           $     31,548
    Accounts receivable, net                                6,083,673              5,279,369
    Inventories                                               933,107                665,335
    Prepaid expenses and other current assets                 132,991                191,323
                                                         ------------           ------------
    Total Current Assets                                    7,355,246              6,167,575

Revenue producing equipment, net                              462,370                485,305
Fixed assets, net                                           1,675,936              1,659,056
Goodwill ,net                                                 924,085                     --
                                                              284,242                188,229
                                                         ------------           ------------
Other assets
       Total Assets                                      $ 10,701,879           $  8,500,165
                                                         ============           ============

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
    Notes payable - revolving credit facility            $  3,108,492           $  2,782,677
    Notes payable - term loan                                 500,000                     --
    Notes payable - other                                     432,799                224,869
    Accounts payable                                        2,204,502              1,801,120
    Accrued expenses and other current liabilities          1,376,762              1,128,828
    Current portion of capital lease facility                 321,750                 53,625
    Current portion of other capital lease obligations        111,881                113,124
                                                         ------------           ------------
       Total Current Liabilities                            8,056,186              6,104,243

Notes Payable - Term Loan                                          --                500,000
Notes Payable - Other                                          81,479                101,031
Capital lease - Facility, less current portion                303,875
Other capital lease obligations, less current portion         102,266                 69,637
                                                         ------------           ------------

       Total Liabilities                                    8,239,931              7,078,786
                                                         ------------           ------------

Stockholders' Equity:
Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                       --                     --
6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation
    preference, authorized, issued and outstanding
    1,350,000 shares                                           13,500                 13,500
Common stock, $.01 par value; authorized 15,000,000
    shares; issued 2,133,154 and 1,787,598 shares,
    respectively                                               21,332                 17,876
Additional paid-in capital                                  7,108,408              6,168,364
Deficit                                                    (4,056,972)            (4,154,041)
                                                         ------------           ------------
                                                            3,086,268              2,045,699
Less treasury stock (308,004 shares) at cost                  624,320                624,320
                                                         ------------           ------------
Total Stockholders' Equity                                  2,461,948              1,421,379
                                                         ------------           ------------

Total Liabilities and Stockholders' Equity               $ 10,701,879           $  8,500,165
                                                         ============           ============

            See notes to condensed consolidated financial statements.


                                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                   Three Months Ended            Nine Months Ended
                                                      December 31,                 December 31,
                                                -------------------------    -------------------------
                                                    1997          1996           1997          1996
                                                -----------   -----------    -----------   -----------
Net Sales                                       $ 4,476,939   $ 4,221,491    $13,359,784   $12,304,599
Cost of goods sold                                2,515,628     2,458,407      7,496,247     7,165,648
                                                -----------   -----------    -----------   -----------
Gross profit                                      1,961,311     1,763,084      5,863,537     5,138,951
Selling, general and administrative expenses
                                                  1,788,075     1,581,594      5,226,996     4,646,849
                                                -----------   -----------    -----------   -----------
Operating (loss) income                             173,236       181,490        636,541       492,102
Interest expense                                    146,373       122,200        417,972       373,235
                                                -----------   -----------    -----------   -----------

Net income (loss)                               $    26,863   $    59,290    $   218,569   $   118,867
                                                ===========   ===========    ===========   ===========

Net primary and fully diluted loss per share:

    Primary                                     $        --   $      (.01)   $       .05   $        --
    Fully diluted                               $        --   $      (.01)   $       .05   $        --
                                                ===========   ===========    ===========   ===========


Weighted number of common shares and
    equivalents outstanding
    Primary                                       2,458,988     1,410,300      1,969,281     1,374,513
                                                -----------   -----------    -----------   -----------
Fully diluted                                     2,458,988     1,410,300      1,969,281     1,374,513
                                                -----------   -----------    -----------   -----------


                      See notes to condensed consolidated financial statements.

                                                 4

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                         1997            1996
                                                                      ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                         218,569    $    118,867

Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                        370,454         346,246
     Write off of Revenue Producing Equipment                                  --          15,800

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                 (804,304)       (607,406)
     Inventories                                                         (267,772)       (128,867)
     Prepaid expenses and other current assets                             58,332          17,867
     Other assets                                                        (110,483)        (31,250)

     Accounts payable                                                     403,382         640,684
     Reserve for contingencies                                                 --        (200,000)
     Accrued expenses and other current liabilities                       247,934          59,372
                                                                     ------------    ------------
     Cash provided by (used in) operating activities                      116,112         231,313
                                                                     ------------    ------------

INVESTING ACTIVITIES

     Purchase of fixed assets - net                                      (318,065)        (23,740)
                                                                     ------------    ------------
     Cash (used in) provided by investing activities                     (318,065)        (23,740)
                                                                     ------------    ------------

FINANCING ACTIVITIES
     Proceeds from note payable - revolving credit facility            12,760,000         443,353
     Increase in principal payments on note payable - other               362,078        (271,957)
     Increase in capital lease obligations - other                        159,451              --
     Payments on note payable - revolving credit facility             (12,434,185)             --
     Payments on note payable - other                                    (173,700)             --
     Principal payments on capital lease - Facility                       (35,750)        (89,375)
     Payment on other capital lease obligations                          (128,065)       (290,740)
     Increase in common stock                                               3,456              --
     Increase in additional paid-in capital                               940,044              --
     Increase in other assets - goodwill                                 (955,949)             --
     Stock dividends                                                     (121,500)             --
     Cash provided (used) in financing activities                         375,880        (208,719)
                                                                     ------------    ------------

     Net increase (decrease) in cash                                      173,927          (1,146)
     Cash at beginning of period                                           31,548           2,694
                                                                     ------------    ------------
     Cash at end of period                                           $    205,475    $      1,548
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                   $    417,972    $    331,743
                                                                     ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Additions to capital leases                                     $    159,451    $     96,633
                                                                     ============    ============

                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997


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

EARNINGS PER SHARE

For the three months and nine months ended December 31, 1997 and 1996, primary income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $40,500, and $40,500, respectively, for the three months ended December 31, 1997 and 1996 and $21,500, and $21,500, respectively, for the nine months ended December 31, 1997 and 1996. Net income
(loss) applicable to common stockholders for the three months ended December 31, 1997 and 1996, respectively, were $26,863 and ($59,290) and $218,569 and
($118,867) for the nine months ended December 31, 1997 and 1996, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes, if applicable (See Note 4).

INCOME TAXES

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 28% and 30% of the Company's net sales for the three months ended December 31, 1997 and 1996, respectively, and 30% and 26% for the nine months ended December 31, 1997 and 1996, respectively. At December 31, 1997, this customer represented approximately 10% of the Company's gross receivables.

NOTE 2 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

NOTES PAYABLE - OTHER

The Company's notes payable outstanding are as follows:

(A) The Company converted a portion of its account payable into a note payable to a trade creditor in the principal amount aggregating $262,035. This note is payable in monthly installments of approximately $21,000 plus interest at 10.5% per annum. The outstanding balance at December 31, 1997 was $262,035.

(B) The Company converted several of its capital leases into notes to a trade creditor in the principal amounts aggregating $310,055. These notes are payable in monthly installments ranging from approximately $2,000 to $8,000 with interest rates ranging from 9% to 14.5%. The outstanding balance at December 31, 1997 was $191,650.

(C) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through 1992. In accordance with this settlement agreement, the outstanding principal balance at December 31, 1997 of $60,614 is payable in monthly installments of $1,976 which includes interest at 10% per annum. A final balloon payment of $18,146 is due on March 1, 2000.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997

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

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1998 Since the Company has not requested nor received from Fleet a waiver of non-compliance with such covenants occurring after April 1, 1998 the entire balance outstanding has been classified as current on the accompanying condensed consolidated balance sheet at December 31, 1997.

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

NOTE 3 - CONTINGENCIES

In June 1995, a former employee commenced an action against the Company and certain of its former and current officers, directors and shareholders. The action alleges that the Company breached plaintiff's employment agreement. On June 18, 1996 the Court granted defendants' motion effectively dismissing the Complaint as to the Company's current and former officers, directors and shareholders and leaving plaintiff's claim for breach of contract and violation of New York's Labor Law solely against the Company. The Company served an Answer and a Document Request. Subsequently, the Company and plaintiff have agreed to submit the matter to arbitration, which is scheduled for March 1988.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997

An agency of New York State is conducting a review of the Company's Medicaid reimbursement for the years 1990 through 1993. The Company has paid an assessment approximating $22,000, and has not been advised as to whether any further claim will be made.

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

The December 1, 1997 Dividend will be paid out in 35,354 shares of common stock. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at December 31, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales increased approximately $255,000 or 6% from the comparable 1996 quarter to $4.5 million for the three months ended December 31, 1997. The increase was the result of increases of approximately $128,000, 174,000, 129,000 and $24,000 in the Company's infusion services revenues, institutional pharmacy business, oral medication and durable medical equipment revenues.

Gross profit for the three months ended December 31, 1997 and 1996 was approximately $1.96 and $1.76 million, respectively, representing approximately 44% of net sales for the three months ended December 31, 1997 as compared to 42% for the comparable prior year. Gross profit increased primarily due to increased margins in our institutional pharmacy and infusion services businesses.

Selling, general and administrative expenses ("SG&A") were approximately $1.78 and $1.58 million or approximately 40.0% and 37% of net sales for the three months ended December 31, 1997 and 1996, respectively. The increase was primarily due to increases of approximately $180,000 in pharmacy marketing and other salaries, and $27,000 in delivery, rent and other expenses.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales for the nine months ended December 31, 1997 increased approximately $1,055,000 or 9% from the comparable 1996 period to $13.4 million. The increase was the result of an increase of approximately $871,000 and $338,000 in the Company's institutional pharmacy business and oral medical revenue, offset by decreases in the Company's infusion service revenues and durable medical equipment revenues of approximately $128,000 and $26,000.

Gross profit for the nine months ended December 31, 1997 and 1996 was approximately $5.9 and $5.1 million, respectively, representing approximately 44% of net sales for the nine months ended December 31, 1997 as compared to 42% for the nine months ended December 31, 1996. The increase was primarily due to increased margins in our institutional pharmacy and infusion services businesses.

Selling, general and administrative expenses ("SG&A") were approximately $5.2 and $4.6 million or approximately 39% and 38% of net sales for the nine months ended December 31, 1997 and 1996, respectively. The increase was primarily due to increases of approximately $341,000 in pharmacy customer service, marketing and other salaries and $233,000 in delivery, rent and other expenses.

FINANCIAL CONDITION

The Company's cash provided by operating activities during the nine months ended December 31, 1997 was $116,112. As of December 31, 1997, the Company had a working capital deficiency of $700,940 as compared to working capital of $63,332 at March 31, 1997. As described in Note 2 of the financial statements, the entire capital lease obligation for the Company's capital lease facility of $321,750 has been classified as a current liability at December 31, 1997. The Company's working capital deficiency at December 31, 1997 would be $379,190 if the capital lease were not classified as a current liability on the

December 1997 balance sheet. The Company is current in the payment of principal and interest with respect to such capital lease.

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

                                ACCUHEALTH, INC.


Date: February 17, 1997        By: /s/ GLENN C. DAVIS
                                   --------------------------------
                                       Glenn C. Davis, as
                                       President and Chief Executive Officer