Form 10-Q/A
period 1997-12-31
ACCUHEALTH INC
filed 1998-02-18
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q
                                (Amendment No. 1)

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                  December 31,             March 31,
                                                              1997                  1997
                                                         ------------           ------------
Current Assets:
    Cash                                                 $    205,475           $     31,548
    Accounts receivable, net                                6,083,673              5,279,369
    Inventories                                               933,107                665,335
    Prepaid expenses and other current assets                 132,991                191,323
                                                         ------------           ------------
    Total Current Assets                                    7,355,246              6,167,575


Revenue producing equipment, net                              462,370                485,305
Fixed assets, net                                           1,675,936              1,659,056
Goodwill ,net                                                 924,085                     --
Other assets                                                  284,242                188,229
                                                         ------------           ------------


       Total Assets                                      $ 10,701,879           $  8,500,165
                                                         ============           ============

LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
    Notes payable - revolving credit facility            $  3,108,492           $  2,782,677
    Notes payable - term loan                                 500,000                     --
    Notes payable - other                                     432,799                224,869
    Accounts payable                                        2,204,502              1,801,120
    Accrued expenses and other current liabilities          1,376,762              1,128,828
    Current portion of capital lease facility                 321,750                 53,625
    Current portion of other capital lease obligations        111,881                113,124
                                                         ------------           ------------
       Total Current Liabilities                            8,056,186              6,104,243

Notes Payable - Term Loan                                          --                500,000
Notes Payable - Other                                          81,479                101,031

Capital lease - Facility, less current portion                     --                303,875

Other capital lease obligations, less current portion         102,266                 69,637
                                                         ------------           ------------

       Total Liabilities                                    8,239,931              7,078,786
                                                         ------------           ------------

Stockholders' Equity:
Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                       --                     --
6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation
    preference, authorized, issued and outstanding
    1,350,000 shares                                           13,500                 13,500
Common stock, $.01 par value; authorized 15,000,000
    shares; issued 2,133,154 and 1,787,598 shares,
    respectively                                               21,332                 17,876
Additional paid-in capital                                  7,108,408              6,168,364
Deficit                                                    (4,056,972)            (4,154,041)
                                                         ------------           ------------
                                                            3,086,268              2,045,699
Less treasury stock (308,004 shares) at cost                  624,320                624,320
                                                         ------------           ------------
Total Stockholders' Equity                                  2,461,948              1,421,379
                                                         ------------           ------------

Total Liabilities and Stockholders' Equity               $ 10,701,879           $  8,500,165
                                                         ============           ============

            See notes to condensed consolidated financial statements.


                                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                   Three Months Ended            Nine Months Ended
                                                      December 31,                 December 31,
                                                -------------------------    -------------------------
                                                    1997          1996           1997          1996
                                                -----------   -----------    -----------   -----------

Net Sales                                       $ 4,476,939   $ 4,221,491    $13,359,784   $12,304,599
Cost of goods sold                                2,515,628     2,458,407      7,496,247     7,165,648
                                                -----------   -----------    -----------   -----------
Gross profit                                      1,961,311     1,763,084      5,863,537     5,138,951
Selling, general and administrative expenses      1,788,075     1,581,594      5,226,996     4,646,849
                                                -----------   -----------    -----------   -----------
Operating income                                    173,236       181,490        636,541       492,102
Interest expense                                    146,373       122,200        417,972       373,235
                                                -----------   -----------    -----------   -----------

Net income                                      $    26,863   $    59,290    $   218,569   $   118,867
                                                ===========   ===========    ===========   ===========


Net primary and fully diluted income (loss)
    per share:
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

                                                 3

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                         1997            1996
                                                                      ------------    ------------
OPERATING ACTIVITIES
Net income                                                                218,569    $    118,867


Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                        370,454         346,246
     Write off of Revenue producing equipment                                  --          15,800


CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                                 (804,304)       (607,406)
     Inventories                                                         (267,772)       (128,867)
     Prepaid expenses and other current assets                             58,332          17,867
     Other assets                                                        (110,483)        (31,250)

     Accounts payable                                                     403,382         640,684
     Reserve for contingencies                                                 --        (200,000)
     Accrued expenses and other current liabilities                       247,934          59,372
                                                                     ------------    ------------
     Cash provided by (used in) operating activities                      116,112         231,313
                                                                     ------------    ------------

INVESTING ACTIVITIES

     Purchase of fixed assets - net                                      (318,065)        (23,740)
                                                                     ------------    ------------
     Cash (used in) provided by investing activities                     (318,065)        (23,740)
                                                                     ------------    ------------

FINANCING ACTIVITIES
     Proceeds from note payable - revolving credit facility            12,760,000         443,353
     Increase in principal payments on note payable - other               362,078        (271,957)
     Increase in capital lease obligations - other                        159,451              --
     Payments on note payable - revolving credit facility             (12,434,185)             --
     Payments on note payable - other                                    (173,700)             --
     Principal payments on capital lease - Facility                       (35,750)        (89,375)
     Payment on other capital lease obligations                          (128,065)       (290,740)
     Increase in common stock                                               3,456              --
     Increase in additional paid-in capital                               940,044              --
     Increase in other assets - goodwill                                 (955,949)             --
     Stock dividends                                                     (121,500)             --
     Cash provided (used) in financing activities                         375,880        (208,719)
                                                                     ------------    ------------

     Net increase (decrease) in cash                                      173,927          (1,146)
     Cash at beginning of period                                           31,548           2,694
                                                                     ------------    ------------
     Cash at end of period                                           $    205,475    $      1,548
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                   $    417,972    $    331,743
                                                                     ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Additions to capital leases                                     $    159,451    $     96,633
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

EARNINGS PER SHARE


For the three months and nine months ended December 31, 1997 and 1996, primary income per share has been calculated by dividing the net income applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $40,500, and $40,500, respectively, for the three months ended December 31, 1997 and 1996 and $121,500, and $121,500, respectively, for the nine months ended December 31, 1997 and 1996. Net income
(loss) applicable to common stockholders for the three months ended December 31, 1997 and 1996, respectively, were $26,863 and ($59,290) and $218,569 and
($118,867) for the nine months ended December 31, 1997 and 1996, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes, if applicable (See Note 4).


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


Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 1)". Amendment No. 1 extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest rate to prime (8 1/2% at March 31, 1997) plus 2 7/8%. In addition, the Company granted Rosenthal warrants to purchase an additional 30,000 shares of the Company's common stock (see Note 11). Commencing April 28, 1996, the Company was required to pay a facility fee of $35,000 per annum, which Amendment No. 2 has increased to $40,000 per annum.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


Net sales increased approximately $255,000 or 6% from the comparable 1996 quarter to $4.5 million for the three months ended December 31, 1997. The increase was the result of increases of approximately $128,000, 74,000, 29,000 and $24,000 in the Company's infusion services revenues, institutional pharmacy business, oral medication and durable medical equipment revenues.


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

                                ACCUHEALTH, INC.


Date: February 18, 1997        By: /s/ GLENN C. DAVIS
                                   --------------------------------
                                       Glenn C. Davis, as
                                       President and Chief Executive Officer



Date: February 18, 1997        By: /s/ PRISCO J. DeMERCURIO
                                   --------------------------------
                                       Prisco J. DeMecurio, as
                                       Chief Financial Officer

                                ACCUHEALTH, INC.

                             INDEX TO EXHIBIT FILED
                      IN THE QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


       EXHIBIT NO.                                                 PAGE
       -----------                                                 ----

          27        Financial Data Sheet                            13