Form 10-K
period 1998-03-31
ACCUHEALTH INC
filed 1998-07-14
CIK 840401

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K
                  (Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

     For the fiscal year ended March 31, 1998

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

     For transition period from ___________________ to ____________________

                           Commission file No. 0-17292

                                ACCUHEALTH, INC.
                     (Exact name of registrant as specified)

            New York                                     13-3176233
            --------                                     ----------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1575 Bronx River Avenue, Bronx, New York                              10460
----------------------------------------                              -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of June 23, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,922,309.

         As of June 23, 1998, there were 3,644,498 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998 in Part III of this Form 10-K.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Accuhealth, Inc. (the Company) is one of the largest integrated providers of comprehensive home health care services based in the New York, New Jersey and Connecticut area. Together with its wholly owned subsidiaries, the Company provides comprehensive home health care services, including administration of a wide array of infusion therapies, sales of oral medications and sales and rentals of durable medical equipment ("DME") and related supplies and home nursing. The Company has implemented a Regional Growth Strategy, expanding from one location in one state in 1996, to five offices in two states at June 30, 1998.

         The Company was incorporated in the State of New York on August 25, 1983. Effective August 20, 1990, the present name, Accuhealth, Inc., was adopted pursuant to an amendment to the Company's Certificate of Incorporation. The Company's principal offices are located at 1575 Bronx River Avenue, Bronx, New York 10460, and its telephone number is (718) 518-9511. Unless the context otherwise requires, references herein to the "Company" include Accuhealth, Inc. and all of its wholly owned subsidiaries.

         On July 1, 1997, the Company consummated its acquisition of ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company anticipates that the initial merger consideration of 300,000 shares of Company Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. PHCIS, based in Springfield, New Jersey, specializes in caring for complex HIV/AIDS patients and those suffering from cancer. PHCIS also has a strong disease management capability in treating patients suffering from congestive heart failure and cardiomyopathy.

         On December 1, 1997, the Company and Healix Healthcare, Inc. ("Healix") entered into an agreement and plan of merger (the "Merger Agreement") which provided for the merger of Healix with and into the Company (the "Merger"), with the Company being the surviving corporation. The Merger was consummated on April 9, 1998. In accordance with the Healix Merger Agreement, the shareholders of Healix received .740721 shares of the Company's common stock for each share of Healix common stock in a tax free exchange, with an aggregate of 1,488,850 shares of the Company's common stock issued in exchange for all of the issued and outstanding common shares of Healix. The merger resulted in Healix becoming a wholly owned subsidiary of Accuhealth, Inc. and will be accounted for as a pooling of interests.

         Healix, together with its wholly owned subsidiaries, provides a full range of healthcare services to the alternate site including infusion therapy, home medical equipment, renal dialysis, skilled nursing and home health services. Healix is accredited by the JCAHO of Healthcare Organizations and operates throughout New York and New Jersey.

         The Company has diversified its business mix from approximately 61% of home infusion therapy revenues in 1996 to 41% for the year ended March 31, 1998. This shift reflects the addition and growth in institutional pharmacy management services, and sales of home medical equipment and oral medications. The Company expects that it will continue to shift its business mix towards home medical equipment and institutional pharmacy services and oral medications. Home infusion therapy however, will continue to represent an important part of the Company's business mix.

         The Company believes its ability to offer a full range of integrated home nursing, respiratory therapy, home medical equipment, oral medications, and infusion therapy throughout its market creates an important competitive advantage in obtaining patient referrals. Managed care organizations and other referral sources generally favor home health care providers that offer integrated health care services, because "one-stop shop" providers like the Company provide superior coordination of care and reduce the administrative and service quality complications of contracting with multiple providers. As an integrated provider, the Company rarely engages subcontractors, which the Company believes permits it to exercise greater control over quality of service and to improve patient care.

INDUSTRY OVERVIEW

         Home health care is among the fastest growing segments of the health care industry with estimated annual expenditures of $36.1 billion in 1995, up from an estimated $12.9 billion in 1990, representing a compounded annual growth rate of approximately 23%. The underlying growth factors in the home health care industry include: (i) the cost-effective nature of home health care; (ii) an increasing number of patients due to growth in the elderly population; (iii) technological advances that expand the range of home health care procedures; and
(iv) patient preference for treatment in the home.

         The home health care industry is highly fragmented with more than 18,500 providers delivering home health care services in the United States. Many of these companies are local providers that offer a limited scope of services in a defined geographical area and lack the capital necessary to substantially expand their operations. Managed care organizations and cost containment initiatives by payors have driven the growth of home health care by emphasizing lower cost alternatives to hospitals and skilled nursing facilities. These organizations and payors seek coordinated, consistent quality home health care across broad geographic areas in order to serve their patients more effectively.

BUSINESS STRATEGY

         Accuhealth's business objective is to enhance its position as one of the leading providers of comprehensive home health care services in New York, Connecticut and New Jersey. Elements of the Company's strategy include:

         PROVIDE ONE-STOP SHOP FOR HOME HEALTH CARE SERVICES. Accuhealth provides payors, physicians and patients with fully integrated one-stop shop home health care services. The integration of comprehensive home health care services enhances the Company's appeal to managed care organizations and other referral sources that increasingly prefer single-source providers of home health care. The Company believes that full integration of services enables it to provide highly coordinated patient care and enable it to increase revenues and profitability by providing multiple services to an individual patient referral.

         FOCUS ON MANAGED CARE RELATIONSHIPS. The Company has intensified its managed care marketing efforts in order to take advantage of the increased market penetration of managed care organizations in the home health care market. The Company is the sole or principal provider for a number of large managed care plans, and the Company believes that its broad product offering, quality of service and regional focus contribute to the Company's competitive advantage.

         EXPAND THE MANAGEMENT SERVICES THE COMPANY PROVIDES ITS REFERRAL SOURCES. The Company seeks to expand the services it currently provides to the sources of its patient referrals to include the full range of patient care coordination and the management of the network of providers used to service the patient. As a cornerstone of this service strategy, the Company is implementing enhanced financial and clinical management information systems. The Company believes that these systems could improve profitability by efficiently servicing increased volumes of managed care referrals, increase productivity gains, reduce costs and provide outcomes data to payors.

SERVICES AND PRODUCTS

         HOME INFUSION THERAPY. The Company offers comprehensive home infusion therapies. Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes), or through feeding tubes into the digestive tract. Infusion therapy often begins during hospitalization of a patient and continues in the home. New patients are instructed in the administration of infusion therapy and related services by a registered nurse who provides the patient's first home treatment and continuing supervision of care. The Company's principal infusion therapies follow:

         ANTIBIOTIC THERAPY is the infusion of antibiotic medications into a patient's bloodstream to treat a variety of infections and diseases.

         ENTERAL NUTRITION is the infusion of essential nutrients through a feeding tube, and is necessary for patients who are unable to orally ingest adequate nutrients.

         TOTAL PARENTERAL NUTRITION is the infusion of a nutrient solution to restore and maintain electrolyte balance and nutritional function.

         PAIN MANAGEMENT is provided to patients experiencing acute pain as a result of traumatic injury, surgical procedures or other medical disorders. The Company provides a comprehensive approach to pain management that includes a thorough knowledge of available agents, routes of administration and appropriate dosage levels as directed.

         CHEMOTHERAPY is provided in the home or in other locations and allows patients with cancer an alternative to frequent and expensive hospital stays.

         PENTAMIDINE is an agent used specifically in the treatment of patients with AIDS who have experienced one or more of pneumocystis carinii pneumonia.

HOME NURSING. The Company provides a wide range of nursing services to individuals with acute illness, long-term chronic conditions, permanent disabilities, terminal illness or post-procedural needs. Primary care or specialty physicians and managed care case managers typically refer patients to the Company. After reviewing the patient's medical records and treatment plan, a nurse, therapist or home health aide, where appropriate, provides care to the patient in the home. The plan of care may require a few visits over a short period of time or many visits over several years. The Company provides the following home nursing services.

         GENERAL NURSING care is the periodic assessment of the appropriateness of home health care, the performance of clinical procedures, and instruction of the patient and the family or other caregiver regarding proper treatments. Registered nurses or licensed practical nurses provide such care. Patients receiving such care typically include stabilized postoperative patients, patients who are acutely ill but who do not require hospitalization, and patients who are chronically or terminally ill.

         SPECIALTY NURSING care is the provision of specialized nursing services such as geriatric, pediatric or neonatal nursing. Nurses provide such care with the appropriate experience or certification in such specialty. Specialty nursing care also involves the instruction of the patient and the family or other caregiver in the self-administration of certain procedures, such as wound care and infection control, emergency procedures and the proper handling and usage of medication, medical supplies and equipment.

         THERAPY SERVICES consist of rehabilitation therapies such as physical, occupational and speech therapy to patients recovering from strokes, trauma or certain surgeries, services for high risk pregnancies, postpartum care, AIDS therapy, various medical social services, and case management services to insurance companies and self-insured employers.

         HOME HEALTH AIDE CARE is the provision of personal care services and assistance with activities of daily living such as personal hygiene and meal preparation. The Company's home health aides must pass certain competency tests and are supervised by a registered nurse.

         PRIMARY HOME HEALTH CARE is provided by the Company through state administered programs that pay for unskilled homemaker services to the elderly or the disabled, as ordered by a physician. A registered nurse makes the initial assessment and assigns a homemaker to provide housekeeping, shopping and limited personal care.

RESPIRATORY THERAPY/DURABLE MEDICAL EQUIPMENT. The Company provides a wide variety of home respiratory, monitoring and medical equipment. Respiratory therapists provide care to the patient according to the physician-directed plan of care and educate the patient and the family or other care giver regarding treatment requirements, use of equipment and self-care. The Company rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications for use in respiratory therapy treatments. The Company's principal respiratory services include:

         OXYGEN SYSTEMS THAT ASSIST PATIENTS WITH BREATHING. The Company provides three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air in order to provide a continuous flow of oxygen and are generally the most cost effective supply of oxygen for patients who require a continuous flow of supplemental oxygen; (ii) liquid oxygen systems, which are containers used for patients who require a continuous high flow of supplemental oxygen; and (iii) high pressure oxygen cylinders, which provide an ambulatory patient with the ability to obtain supplemental oxygen outside of the home.

         NEBULIZERS that deliver aerosol medications that are inhaled directly by the patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically related respiratory problems, and patients with AIDS.

         HOME VENTILATORS that mechanically sustain a patient's respiratory function in cases of severe respiratory failure.

         CONTINUOUS POSITIVE AIRWAY PRESSURE therapy that forces air through respiratory passageways during sleep. This treatment is provided to adults with sleep apnea, a condition in which a patient's normal breathing patterns are disturbed during sleep. Monitoring services are usually provided with this therapy.

DURABLE MEDICAL EQUIPMENT. The Company also leases and sells convalescent equipment, in connection with the provision of its other services to patients in the hone. Such equipment includes hospital beds, wheelchairs, walkers, and patient lifts as well as medical and surgical supplies such as stethoscopes, orthopedic supplies, urinary catheters, syringes, and needles. The Company is able to increase revenues by providing durable medical equipment and supplies to its patients who are also receiving nursing, respiratory therapy or infusion therapy.

         The Company has contracts with three hospices in New York City to provide DME, on a non-exclusive basis to patients upon their discharge from the hospices. The Company also has contracts to provide DME, on a non-exclusive basis, to patients of seven nursing services whose trained personnel provide outpatient care. In addition, the Company's name appears on "approved provider" lists given to patients upon their discharge from approximately 30 hospitals in the New York metropolitan area.

         OTHER THERAPIES. Other therapies provided by the Company currently represent a small percentage of its business. These therapies are dobutamine therapy, blood components, IV gamma globulin, hydration therapy, tocolytic therapy and aerosol pentamidine.

         The Company also provides comprehensive pharmacy services to large institutional pharmacy clients including sub-acute and long term care facilities. These engagements typically involve the Company's managing and operating the pharmacy under contract with the institution and providing the drugs, medication, biologicals and supplies the patients require.

SALES AND MARKETING

         The Company promotes its infusion therapy and durable medical equipment products and services via contacts with physicians whose patients use these services, hospital discharge planners, social workers and hospital nurses who work with patients requiring these services. The Company also works closely with nursing services and agencies that provide home care to patients. The Company also markets its products and services to insurance companies, Health Maintenance Organizations ("HMO's"), Preferred Provider Organizations ("PPO's") and case management companies. Marketing efforts emphasize the quality of the Company's services, cost containment and technological excellence offered by the Company. In addition, the Company participates in clinics run by New York City hospitals.

         Because the Company can provide oral medications to its home health care customers, the Company promotes itself as a "one-stop shop" for infusion therapy, durable medical equipment and pharmaceuticals. The Company stocks pharmaceuticals not widely used by the general population to meet the needs of critically ill patients, including drugs used to treat AIDS and AIDS-related diseases.

         The Company has made special efforts to meet the needs of persons afflicted with AIDS. The Company has a contract with a nursing service program to supply DME for persons suffering from AIDS and provides special instructions to employees who visit the homes of persons afflicted with AIDS and other communicable diseases. The Company also markets to certain freestanding
AIDS-specific rehabilitation centers and hospitals. The Company currently provides products and services to patients in two such facilities (Rivington House and Phoenix House in Manhattan).

         The Company believes that its ability to provide a full range of services to clients in all of its market is a significant advantage in developing relationships with managed care organizations. In addition, the Company works with managed care organizations to meet their specialized demands for services, pricing, billing and other matters.

QUALITY ASSURANCE

         The Company believes that quality of service is critical to its ability to obtain referrals and increase revenues and profitability. To assure the delivery of high-quality patient care, and to assure the overall quality of service, the Company has a quality improvement program designed to integrate and assess the quality improvement activities and processes across all services. The cornerstone of this quality improvement program is the company's internal compliance and quality improvement programs. These programs are designed to routinely measure compliance with federal and state regulations, JCAHO standards, and the Company's standards of care and practice. The survey process includes review of clinical and billing documentation, interviews of clinical personnel and observations of home visits performed by Company staff. Other quality assurance initiatives include measuring customer satisfaction, reporting adverse medical incidents monitoring risk management, and ensuring a safe and appropriate working environment.

         The Company is accredited by JCAHO and believes that managed care and other third-party payors generally prefer this accreditation.

HUMAN RESOURCE MANAGEMENT

         The Company continuously recruits, screens, trains and offers benefits and other programs in an effort to attract and retain its personnel. Recruiting is conducted primarily through advertising, personnel agencies, direct contact with community groups and the use of bonuses.

         The Company provides orientation and training to new employees and continuing education for existing employees. The Company routinely develops and distributes quality improvement in-service materials, manuals, and forms to its nurses and has implemented an internal system of employee recognition and rewards. In addition, skilled nurses are initially assigned to a nurse preceptor until the Company believes that these new nurses have acquired a sufficient degree of home health care knowledge and experience. The Company also has implemented an infusion therapy verification program for skilled nurses.

         The retention of qualified employees is a high priority for the Company. As of March 31, 1998, the Company employed over 96 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

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

         Like  other  health  care   companies,   the  Company's   revenues  and
profitability are adversely affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of bills for services and negotiating reduced contract pricing. Home health care, which is generally less costly to third party payors than hospital-based care, has benefited from such cost containment objective. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing costs of health care delivery at non-hospital sites are increasing.

COMPETITION

         The home infusion therapy market is highly competitive and the Company anticipates that competition will intensify. There are many small local providers, some of whom do not offer the variety of therapies provided by the Company. There are also several large regional or national companies that offer more therapies than the Company. The primary competitive factors are quality of care, including responsiveness of service and quality of professional personnel; ability to establish and maintain relationships with referring physicians, hospitals, health maintenance organizations, clinics and nursing services; price and breadth of infusion therapies offered; general reputation with physicians, other referral sources and potential patients and the ability to function as a "one-stop shop."

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

JCAHO ACCREDITATION

         The Company is accredited by JCAHO. Accreditation by JCAHO has become a prerequisite for contracts from many hospices and hospitals, certified home health agencies, insurance companies, HMO's and PPO's.

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

         The  Company  believes  that  the  insurance  that  it  maintains,   in
relationship to the size of its business, is customary in the home health care industry. However, there can be no assurance that any such insurance will be adequate to cover the Company's liabilities.

CUSTOMERS

         During the years ended March 31, 1998, 1997 and 1996, services provided to Rivington House accounted for 15%, 19% and 16%, respectively, of the Company's net sales for that year.

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

REGULATION

         The Company's business is subject to extensive and increasing regulation by federal, state and local government. Federal agencies which regulate aspects of the Company's business include the Department of Health and Human Services, Healthcare Finance Administration, the Office of the inspector General, the Food and Drug Administration, the Department of Labor, the Drug Enforcement Agency, and the Occupational Safety and Health Administration. In most states, home health care providers are regulated by the state department of health and board of pharmacy.

         The Company is subject to federal laws regulating the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation and state laws regulating pharmacies, nursing services and certain types of home health agency activities. Under state laws, the Company's offices must be licensed prior to commencing business and must renew their licenses periodically. In addition, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Failure to comply with regulatory laws could expose the Company to criminal and civil penalties, and jeopardize the licensure of one or more of its home health care agencies, or their participation in the Medicare, Medicaid and other reimbursement programs.

         As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs or any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

         Congress adopted legislation in 1989, known as the "Stark" Law, that generally prohibits a physician ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exemption is available. Additional legislation became effective as of January 1, 1993 known as "Stark II" that extends the Stark Law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services", including home health services, durable medical equipment and supplies, outpatient prescription drugs, and parenteral and enteral nutrients, equipment, and supplies. Violators who are compensated by the Company are prohibited from making referrals to the Company, and the Company will be prohibited from seeking reimbursement for services rendered to such patients unless an exception applies. Several of the states in which the Company conducts business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark Laws.

         Various federal and state laws impose criminal and civil penalties for making false claims for Medicare, Medicaid or other health care reimbursements. The Company believes that it bills for its services under such programs accurately. However, the rules governing coverage of, and reimbursements for, the Company's services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company's billing practices.

         In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. New York, the Company's corporate base, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referral payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, there are plans to eventually apply the program's investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900-1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). In general, the application of these anti-fraud and abuse laws is evolving.

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

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1998, gross Medicare and Medicaid receivables aggregated $3,450,785.

EMPLOYEES

         As at March 31, 1998, the Company employed 96 persons, of whom 87 were full-time employees and 9 were part-time employees. The supply of qualified staff is adequate and retainable in the New York City area. The Company considers its relations with its employees to be satisfactory. As a result of the Company's recent mergers, the number of employees has grown to approximately 150 full time employees as of June 25, 1998.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 2, 3, 6, 7, and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, increasing its number of patients, its anticipated liquidity and the Company's ability to achieve significant cost savings or synergies from its recent acquisition or other restructuring efforts. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES

         The Company's offices, pharmacies and warehousing are located in a 31,000 square-foot building (the "Facility") in the Bronx. The Company is lessee under a ten-year capital lease dated as of April 1, 1989 with the New York City Industrial Development Agency (the "IDA"), the lessor (the "Lease Agreement"). The IDA acquired the property in April 1989 by issuing an Industrial Development Bond (the "Bond").

         At the end of the term of the capital lease, April 1, 1999, the Company, upon payment in full of the outstanding principal and interest on the Bond, may purchase the Facility for one dollar plus any fees and expenses in connection with the redemption of the Bond. The Company also has the option to purchase the Facility at any time during the term of the lease for the amount necessary to redeem the outstanding Bond in accordance with the Indenture, plus all expenses of redemption and one dollar.

         The Company believes the Facility is in good condition and is adequate to meet its needs in Fiscal 1999.

         As a result of the Company's recent acquisitions (see Item 1. Description of Business), the Company also leases the space previously occupied by Healix Healthcare, Inc. in Valhalla, New York, Long Island City, New York, and West Milford, New Jersey; and ProHealthCare Infusion Services, Inc., Springfield, New Jersey. Each of these facilities is separately leased under terms ranging from 1-5 years with payments averaging from $1200 to $13,000 per month over the life of each lease. Alternative uses for the space previously occupied by Healix in Valhalla are currently under consideration.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

         The Company's common stock, par value $.01 per share (the "Common Stock") trades on the over-the-counter Bulletin Board under the symbol AHLT.U.

         The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by the NASDAQ Stock Market Trading and Market Services Department. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

                                             Fiscal 1998               Fiscal 1997
                                             -----------               -----------
                                           High        Low           High          Low
                                           ----        ---           ----          ---

         Quarter ended June 30             3-3/8       1-5/8         2             1
         Quarter ended September 30        3-1/4       1-1/2         2             1-1/8
         Quarter ended December 31         2-3/8         3/4         1-3/8         1-1/2
         Quarter ended March 31            2-11/16     1-1/4         3-1/16        1-11/16

         The Company's 6% Redeemable Cumulative Convertible Preferred Stock is subject to significant restrictions on sale and does not have a public trading market.

NUMBER OF SHAREHOLDERS

         Management has been advised by the Company's transfer agent that there were 65 holders of record of the Common Stock as of June 23, 1998. Since most holders of the Company's stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be approximately 300 stockholders.

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

         The Company satisfied its liability payable at June 1, 1997 and at December 1, 1997 by the issuance of 45,556 and 35,354 shares of the Company's Common Stock issued July 18, 1997 and January 15, 1998, respectively.

         The Company satisfied its liability payable at June 1, 1996 and at December 1, 1996 by the issuance of 52,856 and 104,509 shares of the Company's Common Stock issued July 8, 1996 and April 11, 1997, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of Accuhealth, Inc. and its subsidiaries for the years ended March 31, 1998, 1997, 1996 and 1995. The year ended March 31, 1998 was audited and reported upon by Marcum & Kliegman LLP, while years ended March 31, 1997, 1996 and 1995 were audited and reported upon by Ernst & Young LLP, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The Company has not declared or paid any cash dividends on the Common Stock.

Statement of Operations Data:
-----------------------------
                                                                              Fiscal Year
                                                                              -----------
                                                          1998            1997           1996             1995              1994
                                                          ----            ----           ----             ----              ----
Net sales                                             $ 18,603,823    $ 16,369,376    $ 15,112,071    $ 15,468,402    $ 15,380,043
Gross profit                                             8,045,292       6,770,120       6,931,649       7,211,622       6,920,977
 Selling, general and administrative expenses            7,359,663       6,146,783       7,104,529       6,913,959       7,599,214

Interest expense                                           596,905         496,606         605,452         635,848         270,833

Recovery related to pre-investigation
  management off book cash practices                            --              --              --         525,820        (454,065)
Debt surrendered in settlement of claims                        --              --              --         488,500              --
Write off of merger related costs                         (294,832)
Income (loss) from continuing operations before
 income taxes                                             (206,108)        126,731        (778,332)        676,135      (1,403,135)
Income (loss) from continuing operations                  (206,108)        126,731        (778,332)        676,135      (1,358,651)
Discontinued operations                                         --              --              --        (278,733)     (1,184,055)
Income (loss) before extraordinary item                   (206,108)        126,731        (778,332)        397,402      (2,545,706)
Extraordinary gain on debt surrendered
  in settlement of claims                                       --              --              --          60,000              --
Net income (loss)                                         (206,108)        126,731        (778,332)        457,402      (2,545,706)
Net income (loss) applicable to common stockholders   $   (368,108)   $    (35,269)   $   (982,168)   $    350,555    $ (2,545,706)


                                                           1998            1997           1996             1995            1994
                                                           ----            ----           ----             ----            ----
Weighted average common stock outstanding
       Basic                                             1,754,342       1,401,112       1,281,460       1,410,153       1,410,153
       Diluted                                           1,754,342       1,401,112       1,281,460       1,506,566       1,506,566

Earning (loss) per share data
       Basic                                                $(0.21)         $(0.03)         $(0.77)          $0.25          $(1.81)
       Diluted                                              $(0.21)         $(0.03)         $(0.77)          $0.23          $(1.69)

Balance Sheet Data
------------------

Total assets                                          $ 12,193,591    $  8,500,165    $  7,650,957    $  7,294,898    $  7,823,526
Long-term liabilities                                      974,386         974,543         488,352         694,628       1,586,394
Total liabilities                                       10,539,091       7,078,786       6,356,309       5,277,090       8,242,117
Convertible Preferred Stock                                     --              --              --       2,710,164              --
Stockholders' equity (deficiency)                        1,654,500       1,421,379       1,294,648        (692,356)       (418,591)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1998 as Compared to Fiscal Year ended March 31, 1997
--------------------------------------------------------------------------------

         Net sales for Fiscal 1998 increased approximately $2,234,800 to $18,603,800 from the $16,369,000 reported in Fiscal 1997. The increase was the result of an increase of approximately $1,221,200, $767,700, $124,100 and $121,400 in the Company's oral medication revenues, institutional pharmacy business, infusion services and durable medical equipment revenues respectively. The Company completed its acquisitions of PHCIS on July 1, 1997. Included in the increase in sales for the year were sales contributed by PHCIS of $862,000 for the nine month period July 1, 1997 through March 31, 1998.

         Gross profits for Fiscal 1998 were  approximately $8.0 million and were
43.2 % of total net sales as compared to approximately $6.8 million or 41.4% for Fiscal 1997. The increase in the gross profit percentage was due primarily to a higher gross profit margin on ProHealthCare's portion of the increase in the sales and an increase in managed care sales which carry margins that are greater than the Company's institutional pharmacy sales.

         Selling, general and administrative expenses increased approximately $1.2 million to $7.3 million or 39.2% of sales for 1998 from $6.1 million or 37.6% for sales for fiscal 1997. The increase was primarily due to increases in salaries ($478,000), consulting ($110,000), legal settlements ($108,000), building repair and maintenance ($29,000), rent ($54,000) and other administrative expenses including depreciation and amortization ($197,000). Included in these amounts is approximately $720,000, which was contributed by ProHealthCare, Infusion Services, Inc. for the period July 1, 1997 through March 31, 1998. The Company incurred expenses of $294,832 related to the merger with Healix Healthcare, Inc. and subsidiaries.

         Interest expense in Fiscal 1998 was $596,905 as compared to $496,606 in fiscal 1997.

Fiscal Year Ended March 31, 1997 as Compared to Fiscal Year Ended March 31, 1996
--------------------------------------------------------------------------------

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

         The revenues from infusion services were lower than the previous fiscal year services partially as a result of the Company's marketing shift away from treating a small number of high revenue patients, primarily HIV/AIDS Medicaid patients, to increased numbers of lower revenue patients referred to the Company via insurance companies and HMO's. The strategy derived from two trends: the HIV/AIDS population stabilizing and the downward pressure on Medicaid reimbursements for infusion therapy services.

         Gross profits for Fiscal 1997 were  approximately $6.8 million and were
41.4 % of total net sales as compared to approximately $6.9 million or 45.9% for Fiscal 1996. The decrease in gross profits reflects an overall shift in the Company's mix of business, including expanded institutional pharmacy business which carries lower margins.

         Selling, general and administrative expenses were approximately $6.1 million or 37.6% of net sales for Fiscal 1997 as compared to $7.1 million or 47.0% for Fiscal 1996. The decrease was principally the result of reductions in professional fees ($283,000), marketing costs ($190,000), certain clinical and administrative salaries ($159,000), and other administrative costs ($368,000).

         Interest expense in Fiscal 1997 was $496,606 as compared to $605,452 in fiscal 1996.

LIQUIDITY AND FINANCIAL CONDITION

         As of March 31, 1998, the Company had a working capital deficit of approximately $1,283,000.

         The Company's cash provided by financing activities of approximately $1,459,000 was primarily attributable to the net proceeds of approximately $1,606,000 under the Company's revolving credit facility and term loan offset by principal payments on capital leases.

         Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1998, gross Medicare and Medicaid receivables aggregated $3,450,785.

         On April 28, 1994, the Company obtained a $2.5 million maximum commitment working capital facility from Rosenthal and Rosenthal ("Rosenthal") and used funds borrowed under that facility to reduce its indebtedness. Assets of the Company including its receivables, inventories, equipment and fixtures secure the loan. The Company's ability to use this credit facility is dependent upon the level of its eligible receivables as defined in the Loan and Security Agreement between the Company and Rosenthal (the "Loan and Security Agreement"). Pursuant to the terms of a Loan and Security Agreement with Rosenthal, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock.

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

         Effective February 1, 1997, the Company agreed to an amendment of the Loan and Security Agreement. This amendment extends the agreement through April 1, 1998 and allows the Company to borrow, under certain conditions, up to $4,000,000 in the form of a term loan of $500,000 at an interest rate of prime plus 5%, and a working capital facility of $3,500,000 at an interest rate of prime plus 2 7/8%. In addition, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the loan commitment has been extended and the exercise price for all warrants was restated to $2.00 per share.

ISSUANCE OF 12% CONVERTIBLE  SUBORDINATED  NOTES.

         At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250,000. As a further component of this financing, the Company's current 6% Cumulative Convertible Preferred Stock will be converted to common stock in Accuhealth at a 15% discount to the original conversion price of $2.00. Accordingly, an additional 202,500 shares will be issued upon the conversion of the 1,350,000 preferred shares currently outstanding.

         Effective April 3, 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the Company to borrow, under certain conditions and terms, up to $9 million under a revolving loan agreement at an interest rate of prime plus 1 1/2%, as well as an overdraft line of $1,000,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750,000. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock.

         The Company operates under cash flow pressure primarily due to insufficient working capital. Management is formulating certain planned actions to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 1998 and beyond. The plans include, among other actions, increasing the Company's borrowing capacity under its revolving credit facility (Note 4), issuing additional equity or long term debt, obtaining better terms and financing from vendors and reducing corporate expenses. No assurances can be made that management will be successful in achieving its plans.

         Like any other company, advances and changes in available technology can significantly affect the business and operations of the Company. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending approximately $500,000 to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions which are primarily governmental agencies (Medicare and Medicaid). Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting held on March 5, 1998, the Board of Directors of the Company approved the engagement of Marcum & Kliegman LLP as its independent auditors for the fiscal year ending March 31, 1998 to replace the firm of Ernst & Young LLP ("E&Y"), who were dismissed as auditors of the Company effective April 15, 1998. The audit committee of the Board of Directors approved the change in auditors on March 25, 1998.

         The reports of E&Y on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that E&Y's audit report for fiscal year 1996 was modified with regard to the Company's ability to continue as a going concern.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the executive officers and directors of the Company at June 23, 1998:

                                                                                                 Annual meeting
                                 Officer or                                                         at which
Name                           Director Since          Age        Position                      Term will Expire
----                           --------------          ---        --------                      ----------------

E. Virgil Conway                    1994               68         Director                            1999

Glenn C. Davis                      1994               49         President, Chief                    2000
                                                                  Executive Officer and
                                                                  Director

Stanley Goldstein                   1994               62         Chairman and Director               1998

Donald B. Louria, MD                1994               69         Director                            2000

Sally Hernandez-Pinero              1994               45         Director                            2000

Corbett A. Price                    1994               48         Director                            1999

Jeffrey S. Freed, M.D.              1998               53         Executive Vice President             ---
                                                                  - Strategy

Mary Comerford                      1998               43         Senior Vice President -
                                                                  Chief Operating Officer              ---

Prisco DeMercurio                   1997               47         Senior Vice President -
                                                                  Finance, Chief Financial             ---
                                                                  Officer

         Set forth below are brief summaries of the business experience of the persons who were directors as of June 23, 1998:

         E. VIRGIL CONWAY chairs the Company's Audit and Stock Option Committees and was elected a director on April 29, 1994. Mr. Conway is a member of the Executive and Compensation and Nominations Committees. Since May 16, 1995, he has served as Chairman of the Board of the Metropolitan Transportation Administration of the City of New York and, from 1989 to 1996, he served as Chairman of the Audit Committee of the City of New York. From 1992 until July 1995, Mr. Conway served as Chairman of the Financial Accounting Standards Advisory Council. From 1968 through 1988, Mr. Conway served as Chairman and Chief Executive Officer and as a director of the Seamen's Bank for Savings, FSB. From 1986 until 1989, Mr. Conway also served as Vice Chairman of Seamen's Corporation. From 1967 to 1968, Mr. Conway served as an Executive Vice President and Trustee at the Manhattan Savings Bank. From 1964 to 1967, Mr. Conway served as First Deputy Superintendent of Banks of the State of New York and Secretary of the New York State Banking Board. Mr. Conway specializes in financial consulting. Mr. Conway serves on several corporate boards, including Union Pacific Corporation, Con Edison, Urstadt-Biddle, a real estate investment trust, Trism, Inc., a specialized trucking firm, and mutual funds managed by Phoenix Home Life.

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

         SALLY B. HERNANDEZ-PINERO was elected a director on September 20, 1994. She chairs the Compensation and Nominations Committee and also serves on the Professional Conduct Committee. Ms. Hernandez-Pinero is a member of the law firm of Kalkines Arky Zall & Bernstein, where she is primarily engaged in public finance, housing and economic development projects, low income tax credit syndications and intergovernmental relations. Ms. Hernandez-Pinero served as Chairwoman of the New York City Housing Authority from February 1992 to January 1994. In that position she had direct operational responsibility for the nation's largest public housing program with 325 developments housing over 600,000 people, a staff of 16,000 and a budget of $1.45 billion. From January 1990 to February 1992, Ms. Hernandez-Pinero was Deputy Mayor for Finance and Economic Development, in which position she designed and supervised the development and implementation of business, industrial and commercial development policies for the City of New York. From January 1988 to January 1990 she served as Commissioner/Chairwoman of the Board of Directors of the Financial Services Corporation of New York City where she developed and implemented the course of action and priorities for that agency's economic development programs. Prior to January 1988, Ms. Hernandez-Pinero served as Deputy Borough President of Manhattan, General Counsel to the State of New York Mortgage Agency, and as an attorney with a number of community development and legal service organizations. Ms. Hernandez-Pinero is a director of Con Edison Corporation and the Dime Savings Bank and National Income Realty Trust.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was a director, officer or beneficial owner of more than 10% of its outstanding Common Stock, during (or with respect to) the prior or (except as may have been previously reported) previous fiscal year, who failed to file with the Securities and Exchange Commission on a timely basis reports required by Section 16 (a) of the Securities Exchange Act of 1934, except that one Form 4 for Mr. Corbett A. Price was inadvertently filed after the due date thereof, and two Form 5s for Donald B. Louria, M.D. were inadvertently filed after the due dates thereof.

ITEM 11. EXECUTIVE COMPENSATION

         From April 1, 1994 through May 31, 1994, the Company paid directors who were not officers of the Company $2,000 per meeting attended. In June 1994, the Board of Directors established a policy of paying directors who are not officers or consultants a fee of $6,000 per annum plus $1,000 per annum ($2,000 per annum for the Chair) for each committee on which they serve. Messrs. Conway and Price, Dr. Louria and Ms. Hernandez-Pinero are eligible for the foregoing fees. The Company does not intend to pay any fee to officers for serving as directors. Effective June 28, 1994, the Company entered into a Consulting Agreement with

Mr. Goldstein for certain services to be rendered. Such consulting agreement calls for a monthly consulting fee and expense reimbursement of $5,000.

         The following table sets forth all compensation earned, awarded or paid by the Company to its Chief Executive Officer for the fiscal year ended March 31, 1998. No other person who was a director, executive officer or employee at any time during the fiscal year ended March 31, 1998, received salary and bonus in excess of $100,000 during or attributable to such fiscal year.


                                 Summary Compensation Table
                                 --------------------------

                                                      Annual                    Long Term
                                                   Compensation                Compensation
                                                   ------------                ------------

     Name and                                                                   All other
Principal Position                     Year          Salary         Bonus      Compensation
------------------                     ----          ------         -----      ------------

Glenn C. Davis                        FY1998         $250,000       $ 25,000       ---
  President and Chief Executive       FY1997         $200,000        ---           ---
  Officer                             FY1996         $219,229        ---         $1,854

  EMPLOYMENT AGREEMENT

           The Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 1998. Under the employment agreement, the Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $250,000 and 25,000 restricted shares of the Company's common stock. The agreement also provides for a severance payment equal to 150% of his annual compensation, including base salary and any initial bonus ("Annual Compensation"), at the date of termination if (i) his employment is terminated by him due to a breach of the agreement by the Company, (ii) the Company fails to offer to extend his employment for additional terms of one year on the same terms; or (iii) his employment terminates due to disability. If the employment is terminated due to his death, the severance payment is equal to 50% of his Annual Compensation at the date of death. The agreement further provides that, in the event of a merger or sale of substantially all of the assets of the Company, either the successor corporation or he may elect to terminate his employment and that, if his employment is so terminated, he will be entitled to receive a severance payment equal to 300% of his Annual Compensation at the date of termination. In addition, the agreement provides that he will not compete with the Company for 18 months after a termination of his employment, except that, if such termination is by the Company for cause, the non-competition period will be for 24 months.

           At the Company's Board of Directors meeting on June 25, 1998, the Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 2001, on substantially the same terms. The
  Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $275,000 and 62,500 restricted shares of the Company's common stock.

  STOCK OPTIONS

           The following tables set forth information concerning exercisable options during the fiscal year ended March 31, 1998, with respect to the Common Stock. No stock options or stock appreciation rights were granted to executive officers and no stock options or stock appreciation rights were exercised by executive officers during such year.

           Additional information required by this item is incorporated by reference to the Company's Proxy Statement.

                             FISCAL YEAR-END OPTION VALUES


                            Number of Shares Underlying             Value of Unexercisable in-the-Money
                       Unexercised Options at fiscal Year-End             Options At Fiscal Year-End
                       --------------------------------------             --------------------------

      Name               Exercisable           Unexercisable         Exercisable         Unexercisable
      ----               -----------           -------------         -----------         -------------
  Glenn C. Davis           120,000                80,000                 (1)                  --

(1)      The option exercise price of such shares is $2.00 per share.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth existing stock ownership as of June 23, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of 5% of more of the outstanding shares of Common Stock, (ii) each nominee for director, (iii) each director, and (iv) all officers and directors as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

                                    Amount of Nature
      Name of                        of Beneficial
Beneficial Owner(1)                   Ownership(1)         Percent of Class(2)
-------------------                   ------------         -------------------


Glenn C. Davis                       336,947(3)(4)(5)              9.77
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

Stanley Goldstein                    363,822(3)(4)(6)             10.50
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

E. Virgil Conway                      25,885(11)(12)               1.43

Donald B. Louria, M.D.                26,500(7)                       *

Sally Hernandez-Pinero                 9,000(12)                      *

Corbett A. Price                      20,860(11)                      *

Special Situation Fund III, L.P.     628,529(8)                   16.98
153 East 53 Street
New York, New York 10022

Penfield Partners, L.P.              289,439(9)                    8.35
153 East 53 Street
New York, New York 10022

Special Situations Cayman Fund, L.P. 218,887(10)                   6.41

CMNY Capital II, L.P.                309,251(13)                   8.77

Jeffrey S. Freed, M.D.               461,883(15)                  14.09

All Directors and Executive          795,514(14)                  21.42
Officers as a Group (10 persons)

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

(3) Includes 120,000 and 110,000 shares issuable pursuant to currently exercisable stock options for Davis and Goldstein, respectively.

(4)      Includes shares owned of record and beneficially for the following:

         Glenn C. Davis
         Stanley Goldstein

(5) Includes 50,000 shares issuable upon conversion of 50,000 shares of 6% Preferred Stock.

(6) Includes 78,000 shares issuable upon conversion of 78,000 shares of 6% Preferred Stock.

(7) Includes 19,500 shares issuable pursuant to currently exercisable stock options and 7,000 shares owned directly or in trust for the benefit of members of Dr. Louria's family.

(8) Includes 203,529 shares owned of record and beneficially and 425,000 shares issuable upon conversion of 425,000 shares of 6% Preferred Stock.

(9) Includes 101,939 shares owned of record and beneficially and 187,500 shares issuable upon conversion of 187,500 shares of 6% Preferred Stock.

(10) Includes 81,387 shares owned of record and beneficially and 137,500 shares issuable upon conversion of 137,500 shares of 6% Preferred Stock.

(11) Includes 16,860 shares owned of record and beneficially and 10,000 shares issuable upon conversion of 10,000 shares of 6% Preferred Stock.

(12) Includes 9,000 shares issuable pursuant to currently exercisable stock options.

(13) Includes 59,251 shares owned of record and beneficially and 250,000 shares issuable upon conversion of 250,000 shares of 6% Preferred Stock.

(14) Includes 349,647 shares owned of record and beneficially, 266,334 shares issuable pursuant to currently exercisable stock options and 148,000 shares issuable upon conversion of 148,000 shares of 6% Preferred Stock.

(15) Includes 461,883 shares issued pursuant to the Healix acquisition to Jeffrey S. Freed, M.D..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 28, 1994, the Company entered into a Consulting Agreement with Stanley Goldstein, who is Chairman of the Board. Mr. Goldstein does not receive compensation for services provided as a director of the Company during the term of his consulting agreement.

         Pursuant to such Consulting Agreement, Mr. Goldstein provides consulting services to the Company in, among other areas, capital financing, mergers and acquisitions. The Company has agreed to pay consulting fees to Mr. Goldstein in the amount of $4,000 per month and an office expense reimbursement of $1,000 per month for use of Mr. Goldstein's offices and support facilities in the performance of his consulting duties. In further consideration of Mr. Goldstein's consulting services, the Company granted to Mr. Goldstein an option to purchase 150,000 shares of Common Stock at prices ranging from $1.625 to $3.00 per share.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2) See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

(a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

(b) The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1998.

(c)      EXHIBITS

3.1 Registrant's Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3 (I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

3.2 Registrant's By-laws, as amended (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.01 Loan and Security Agreement dated April 28, 1994 between Rosenthal & Rosenthal, Inc. and the Registrant, Midview Drug, Inc., Accuhealth Home Care, Inc. and Citiview Drug Co., Inc. (the "Loan and Security Agreement") (incorporated herein by reference to Exhibit 10 (l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.02 Amendment No. 1 to the Loan and Security Agreement, dated as of February 1, 1996

10.03 Amendment No. 2 to the Loan and Security Agreement, dated as of February 1, 1997.

10.04 Amendment No. 3 to the Loan and Security Agreement dated as of July 30, 1997.

10.05 Amendment No. 4 to the Loan and Security Agreement dated as of April 9, 1998.

10.06 Warrant dated April 28, 1994 for the Registrant's Common Stock issued by the Registrant to Rosenthal & Rosenthal, Inc. (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.07 Employment Agreement dated May 2, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.08 Consulting Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.09 Consulting Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.10 Amended and Restated 1988 Stock Option Plan (incorporated herein by reference to Exhibit B to the Registrant's 1994 Notice of Annual Meeting and Proxy Statement)

10.11 Option Agreement dated September 20, 1994 between Corbett A. Price and the Registrant (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.12 Option Agreement dated September 20, 1994 between E. Virgil Conway and the Registrant (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.13 Option Agreement dated September 20, 1994 between Sally Hernandez-Pinero and the Registrant (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.14 Option Agreement dated June 28, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.15 Option Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.16 Option Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.17    Agreement  and  Plan  of  Merger  dated  as of  March  14,  1997  among
         Accuhealth, Inc., ACH Acquiring Corp., ProHealthCare, Inc., ProHealthCare Infusion Services, Inc., Thomas Laurita and David Brian Cohen.

10.18 Agreement and Plan of Merger, dated as of April 9, 1998, among Accuhealth, Inc., HHI Acquiring Corp., Healix HealthCare, Inc., Linda Barkan, Chaim Charytan, Mary Comerford, Jeffrey S. Freed, Donald Giaquinto, Robert Giaquinto, Robert Labra, Kathleen P. O'Brien McDonald and Arthur Schwacke, Jr. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated April 30, 1998).

10.19 Registration Rights Agreement between Accuhealth, Inc. and Robert M. GiaQunito.

10.20 Registration Rights Agreement between Accuhealth, Inc. and Jeffrey S. Freed, M.D.

10.21    Registration  Rights  Agreement  between  Accuhealth,  Inc.  and  Linda
         Barkan.

11       Statement re Computation of Per-Share Earnings

15.1 Letter from Ernst & Young LLP, dated April 23, 1998, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A, dated April 23, 1998).

21       Subsidiaries of the Registrant

27       Article 5 - Financial Data Schedule

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACCUHEALTH, INC.

  Date:  June 30, 1998          By: /s/ GLENN C. DAVIS
                                   ---------------------------------------------
                                        Glenn C. Davis
                                        President and
                                        Chief Executive Officer

  Date:  June 30, 1998          By: /s/ PRISCO J. DEMERCURIO
                                   ---------------------------------------------
                                        Prisco J. DeMercurio
                                        Senior Vice President - Finance
                                        Chief Financial Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date:  June 30, 1998              By:  /s/ STANLEY GOLDSTEIN
                                        ----------------------------------------
                                             Stanley Goldstein,
                                             Chairman of the Board of Directors

  Date:  June 30, 1998              By:  /s/ GLENN C. DAVIS
                                        ----------------------------------------
                                             Glenn C. Davis,
                                             Chief Executive Officer,
                                             President and Director

  Date:  June 30, 1998              By:  /s/ E. VIRGIL CONWAY
                                        ----------------------------------------
                                             E. Virgil Conway, Director

  Date:  June 30, 1998              By:  /s/ DONALD B. LOURIA
                                        ----------------------------------------
                                             Donald B. Louria, M.D., Director

  Date:  June 30, 1998              By: /s/ SALLY HERNANDEZ-PINERO
                                        ----------------------------------------
                                            Sally Hernandez-Pinero, Director

  Date:  June 30, 1998              By: /s/ CORBETT A. PRICE
                                        ----------------------------------------
                                            Corbett A. Price, Director


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                         Page
                                                                         ----

  Reports of Independent Auditors                                       F - 2, 3

  Consolidated Balance Sheets at
      March 31, 1998 and March 31, 1997                                 F - 4

  Consolidated Statements of Operations for
      the Years Ended March 31, 1998, 1997 and 1996                     F - 5

  Consolidated Statements of Stockholders'
      Equity for the Years Ended March 31, 1998, 1997
      and 1996                                                          F - 6

  Consolidated Statements of Cash Flows for
      the Years Ended March 31, 1998, 1997 and 1996                     F - 7

  Notes to Consolidated Financial Statements                            F - 8


  FINANCIAL STATEMENT SCHEDULES

  II.  Valuation and Qualifying Accounts                                F - 25

      All  other  schedules  for  which  provision  is  made  in the  applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                             MARCUM & KLIEGMAN LLP
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Accuhealth, Inc.

We have audited the accompanying consolidated balance sheet of Accuhealth, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuhealth, Inc. as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


June 25, 1998 except for note (13c)
as to which the date is July 9, 1998.
New York, New York

                                ACCUHEALTH, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

ASSETS                                                                        March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
Current Assets:
    Cash                                                            $    166,624    $     31,548
    Accounts receivable, less allowance for doubtful
        accounts of $362,352 in 1998 and $317,000 in 1997              6,812,210       5,279,369
    Inventories                                                        1,196,207         665,335
    Prepaid expenses and other current assets                            106,682         191,323
                                                                    ------------    ------------

    Total Current Assets                                               8,281,723       6,167,575
Revenue producing equipment, net                                         493,365         485,305
Fixed assets, net                                                      1,788,276       1,659,056
Goodwill, net                                                          1,152,798              --
Other                                                                    477,429         188,229
                                                                    ------------    ------------

Total Assets                                                          12,193,591       8,500,165
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable - revolving credit facility                          4,388,977       2,782,677
    Notes payable - other                                                470,325         224,869
    Accounts payable                                                   2,797,544       1,801,120
    Accrued expenses and other current liabilities                     1,660,468       1,128,828
    Current portion of capital lease - Facility                           71,500          53,625
    Current portion of other capital lease obligations                   175,891         113,124
                                                                    ------------    ------------

        Total Current Liabilities                                      9,564,705       6,104,243
Notes payable - term loan                                                500,000         500,000
Notes payable - other                                                     51,597         101,031
Capital lease - Facility, less current portion                           232,375         303,875
Other capital lease obligations, less current portion                    190,414          69,637
                                                                    ------------    ------------

        Total Liabilities                                             10,539,091       7,078,786
Commitments and Contingencies (See Notes 6 and 8)

Stockholders' Equity:
    Preferred stock, $.01 par value; authorized 3,650,000 shares;
        no shares issued and outstanding
    6% Redeemable cumulative convertible preferred stock $.01
        par value; $2,754,000 liquidation preference, authorized
        issued and outstanding 1,350,000 shares                           13,500          13,500
    Common stock $0.1 par value; authorized 15,000,000 shares;
        2,109,122 (1998) and 1,787,598 (1997) shares issued and
        outstanding                                                       21,092          17,876
    Additional paid-in capital                                         6,766,377       6,168,364
    (Deficit)                                                         (4,522,149)     (4,154,041)
                                                                    ------------    ------------
                                                                       2,278,820       2,045,699
Less treasury stock (308,004 shares) at cost                             624,320         624,320
                                                                    ------------    ------------
Total Stockholders' Equity                                             1,654,500       1,421,379
                                                                    ------------    ------------

Total Liabilities and Stockholders' Equity                          $ 12,193,591    $  8,500,165
                                                                    ============    ============

                         See notes to consolidated financial statements.

                              ACCUHEALTH, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED MARCH 31,
                                               --------------------------------------------
                                                  1998            1997             1996
                                               ------------    ------------    ------------

Net sales                                      $ 18,603,823    $ 16,369,376    $ 15,112,071
Cost of goods sold                               10,558,531       9,599,256       8,180,422
                                               ------------    ------------    ------------
   Gross profit                                   8,045,292       6,770,120       6,931,649
Selling, general and administrative expenses      7,359,663       6,146,783       7,104,529
Merger related costs                                294,832              --              --
                                               ------------    ------------    ------------
Operating income (loss)                             390,797         623,337        (172,880)
Other Expense:
   Interest expense                                (596,905)       (496,606)       (605,452)
                                               ------------    ------------    ------------

Net income (loss)                                  (206,108)        126,731        (778,332)
                                               ------------    ------------    ------------
Redeemable preferred stock dividends
   and accretion                                   (162,000)       (162,000)       (203,836)
                                               ------------    ------------    ------------
Net income (loss) applicable to common
   stockholders                                $   (368,108)   $    (35,269)   $   (982,168)
                                               ============    ============    ============

Weighted average common stock outstanding:
   Basic                                          1,754,342       1,400,423       1,273,274
   Diluted                                        1,754,342       1,400,423       1,273,274
Earning (loss) per share data:
   Basic                                             $(0.21)         $(0.03)         $(0.77)
   Diluted                                           $(0.21)         $(0.03)         $(0.77)

                       See notes to consolidated financial statements.

                                  ACCUHEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                               Preferred Stock      Common Stock
                                             --------- --------- --------- --------- ---------------
                                              Number     $.01     Number     $.01      Additional
                                             of Shares Par Value of Shares Par Value Paid-In Capital
                                             --------- --------- --------- --------- ---------------
Balance, March 31, 1995                             --        -- 1,550,000  $ 15,500   $ 3,053,068

Reclassification of redeemable
preferred stock                              1,325,000 $  13,250                         2,739,282

Sale of preferred stock                         25,000       250                            62,250

Preferred stock dividends paid
with common stock - September 28, 1995                              25,440       254        72,886

Preferred stock dividends paid
with common stock - May 7, 1996                                     54,793       548        80,452

Accretion of redeemable preferred stock
and preferred stock dividends accrued

Net loss
                                             --------- --------- ---------  --------   -----------

Balance, March 31, 1996                      1,350,000 $  13,500 1,630,233  $ 16,302   $ 6,007,938

Preferred stock dividends paid                                      52,856       529        80,471
with common stock - July 8, 1996

Preferred stock dividends paid                                     104,509     1,045        79,955
with common stock- April 11, 1997

Net Income
                                             --------- --------- ---------  --------   -----------

Balance, March 31, 1997                      1,350,000    13,500 1,787,598    17,876     6,168,364

Shares issued to ProHealthCare Infusion
Services, Inc., upon acquisition July 1,1997                       300,000     3,000       859,500

Preferred stock dividends paid
with common stock, July 18, 1997                                    45,556       456        80,544

Preferred stock dividends paid
with common stock, January 15, 1998                                 35,354       354        80,646

Redemption of shares issued to ProHealthCare
Infusion Services, Inc. upon acquisition.                          (59,386)     (594)     (118,177)

Adjust of ProHealhCare Infusion Services, Inc.
Purchase Price                                                                            (304,500)

Net Income (Loss)                                   --        --        --        --            --
                                             --------- --------- ---------  --------   -----------
Balance, March 31, 1998                      1,350,000 $  13,500 2,109,122  $ 21,092   $ 6,766,377
                                             ========= ========= =========  ========   ===========

                                                           Treasury Stock
                                             ------------ --------- ---------  ----------
                                                           Number
                                                Deficit   of Shares   Cost       Equity
Balance, March 31, 1995                      $ (3,136,604)(308,004) $(624,320) $ (692,356)

Reclassification of redeemable
preferred stock                                                                 2,752,532

Sale of preferred stock                                                            62,500

Preferred stock dividends paid
with common stock - September 28, 1995            (26,468)                         46,672

Preferred stock dividends paid
with common stock - May 7, 1996                   (81,000)                             --

Accretion of redeemable preferred stock
and preferred stock dividends accrued             (96,368)                        (96,368)

Net loss                                         (778,332)                       (778,332)
                                             ------------  -------  ---------  ----------

Balance, March 31, 1996                      $ (4,118,772)(308,004) $(624,320) $1,294,648

Preferred stock dividends paid                    (81,000)                             --
with common stock - July 8, 1996

Preferred stock dividends paid                    (81,000)                             --
with common stock- April 11, 1997

Net Income                                        126,731                         126,731
                                             ------------  -------  ---------  ----------

Balance, March 31, 1997                      $ (4,154,041)(308,004) $(624,320) $1,421,379

Shares issued to ProHealthCare Infusion
Services, Inc., upon acquisition July 1,1997                                      862,500

Preferred stock dividends paid
with common stock, July 18, 1997                  (81,000)

Preferred stock dividends paid
with common stock, January 15, 1998               (81,000)

Redemption of shares issued to ProHealthCare
Infusion Services, Inc. upon acquisition.                                        (118,771)

Adjust of ProHealhCare Infusion Services, Inc.
Purchase Price                                                                   (304,500)

Net Income (Loss)                                (206,108)      --         --    (206,108)
                                             ------------  -------  ---------  ----------
Balance, March 31, 1998                      $ (4,522,149) 308,004  $(624,320) $1,654,500
                                             ============  =======  =========  ==========

                                         ACCUHEALTH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED MARCH 31,
                                                                     --------------------------------------------
                                                                        1998            1997              1996
                                                                     -----------     -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                    $  (206,108)    $   126,731      $  (778,332)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
    Amortization of financing costs                                       12,462           7,688          142,251
    Depreciation and amortization                                        478,530         343,761          410,354
    Write off of Revenue Producing Equipment                                                  --           53,376
    Changes in operating assets and liabilities:
         Accounts receivable                                          (1,293,416)       (819,676)        (795,446)
         Inventories                                                     (24,778)        (43,497)         (76,279)
         Prepaid expenses and other current assets                        84,641         (88,209)         (23,040)
         Other assets                                                   (301,662)         (4,297)         (49,530)
         Accounts payable                                                 94,130         288,284          225,260
         Notes payable, other                                                 --              --         (248,373)
         Accrued expenses and other current liabilities                  274,640        (249,594)         103,466
                                                                     -----------     -----------      -----------

         Cash used in operating activities                              (881,561)       (438,809)      (1,036,293)
                                                                     -----------     -----------      -----------

INVESTING ACTIVITIES
    Notes receivable                                                                          --           82,000
    Purchase of fixed assets and revenue producing equipment            (185,838)        (11,295)         (32,629)
    Cash acquired in connection with acquisition                          22,661              --               --
                                                                     -----------     -----------      -----------
    Cash provided by (used in) by investing activities                  (163,177)        (11,295)          49,371
                                                                     -----------     -----------      -----------

FINANCING ACTIVITIES
    Proceeds from sale of redeemable convertible preferred shares                             --           62,500
    Proceeds from note payable - revolving credit facility, net of
      payments                                                         1,606,300         369,285          916,227
    Proceed from notes payable - term loan                                    --         500,000               --
    Notes payable - other                                               (246,627)         31,302          395,565
    Principal payments on capital lease - facility                       (53,625)        (89,375)         (71,500)
    Payments on other capital lease obligations                         (126,234)       (332,254)        (271,261)
    Due to prior officers                                                     --              --         (189,222)
                                                                     -----------     -----------      -----------

    Cash provided by financing activities                              1,179,814         478,958          842,309
                                                                     -----------     -----------      -----------

    Net increase (decrease) in cash                                      135,076          28,854         (144,613)
    Cash at beginning of period                                           31,548           2,694          147,307
                                                                     -----------     -----------      -----------
    Cash at end of period                                            $   166,624     $    31,548      $     2,694
                                                                     ===========     ===========      ===========
Supplemental disclosure of cash flow information:
    Interest paid                                                    $   597,000     $   500,000      $   613,000
                                                                     ===========     ===========      ===========
    Income taxes paid --                                             $        --     $        --      $        --
                                                                     ===========     ===========      ===========
Noncash investing and financing activities:
    Additions to capital leases and notes payable                    $   752,426     $    48,000      $   212,000
    Goodwill recorded pursuant to acquisition                        $ 1,208,449
    Redemption of common shares                                      $  (118,771)

The Company acquired the following noncash assets and liabilities in connection with its acquisition of ProHealthCare Infusion Services Inc:

    Accounts Receivable                                              $   658,196
    Inventory                                                             63,446
    Property and Equipment                                                64,542
    Accounts Payable                                                    (902,294)
                                                                     -----------
        Total                                                        $  (116,110)
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

         BASIS OF PREPARATION

         The consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Management is formulating certain planned actions to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 1998 and beyond. The plans include, among other actions, increasing the Company's borrowing capacity under its revolving credit facility (Note 4), issuing additional equity or long term debt, obtaining better terms and financing from vendors and reducing corporate expenses (Note 13). No assurances can be made that management will be successful in achieving its plans.

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

         GOODWILL

         Goodwill in connection with the acquisition of ProHealthCare Infusion Services, Inc. is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the year ended March 31, 1998 amounted to $55,651. (Note 12)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments is a reasonable estimate of fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         MERGER RELATED COSTS

         Merger transaction costs related to the Healix Healthcare, Inc. and subsidiaries merger consists of fees for attorneys, accountants, financial printing and other expenses directly related to the merger. The Company recorded expenses incurred of $294,832 related to this merger.

         FIXED ASSETS AND REVENUE PRODUCING EQUIPMENT

         Fixed assets and revenue producing equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets and for revenue producing equipment and leasehold improvements, over the shorter of the estimated useful lives or the term of the related leases.

         EARNINGS PER SHARE

         During the year ended March 31, 1998, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998, 1997, 1996, and 1995, as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement.

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

         CASH EQUIVALENTS

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 1998 and 1997, the Company had no cash equivalents.

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

         LONG-LIVED ASSETS

         In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, the carrying values of long-lived assets are periodically reviewed by the Company and impairments are recognized if the expected future operating non-discounted cash flows derived from an asset are less than its carrying value.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payers, primarily governmental agencies (Medicare and Medicaid). At March 31, 1998 and 1997, gross Medicare and Medicaid receivables aggregated $3,450,785 and $2,415,732, respectively.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation for which action for noncompliance includes fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations.

         The Company's revenues from one customer accounted for 18%, 19% and 16% of the Company's net sales for the years ended March 31, 1998, 1997 and 1996, respectively. At March 31, 1998, 1997 and 1996, 12%, 20% and 22%,
         respectively, of net accounts receivable was due from this customer.

         STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
         Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

         EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

         In February 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current disclosures.

2.       REVENUE PRODUCING EQUIPMENT, NET

         The following summarizes the Company's investment in revenue producing equipment:



                                                                  March 31,
                                                        -------------------------------     Estimated
                                                           1998               1997         Useful Lives
                                                        -----------------------------------------------
Revenue producing
  Equipment primarily under capital lease.              $ 2,145,723        $1,957,661        3-5 years

Less accumulated depreciation
  and amortization........................                1,652,358         1,472,356
                                                        -----------        ----------
                                                        $   493,365        $  485,305
                                                        ===========        ==========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.       FIXED ASSETS


                                                                  March 31,
                                                        -------------------------------     Estimated
                                                           1998               1997         Useful Lives
                                                        -----------------------------------------------
Land under capital lease..................              $   136,277        $  136,277

Building under capital lease..............                1,226,498         1,226,498         40 years

Equipment, furniture and fixtures.........                1,008,357           816,078       5-10 years

Leasehold improvements....................                    3,838             3,838      10-15 years

Equipment, furniture and fixture
  under capital leases....................                  275,127           164,953       5-10 years

Building improvements.....................                  292,956           292,956         40 years
                                                        -----------        ----------
                                                          2,943,053         2,640,600

Less accumulated depreciation and
  amortization, including $432,731 in 1998
  and $399,740 in 1997 attributable to
  assets under capital leases.............                1,154,777           981,544
                                                        -----------        ----------
                                                        $ 1,788,276        $1,659,056
                                                        ===========        ==========


4.       NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE - OTHER
The Company's other notes which arose in connection with the purchase of inventories are as follows:

(A)      The Company  converted a portion of its  accounts  payable into a notes
         payable  to  trade  creditors  in  the  principal  amount   aggregating
         $785,094. These notes are payable in monthly installments of approximately $1,500 to $8,000 with interest rates ranging from 8.5% to 14.5%. The outstanding principal balance at March 31, 1998 was $465,726.

(B) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through 1992. In accordance with this settlement agreement, the outstanding principal balance at March 31, 1998 of $56,196 is payable in monthly installments of $1,976 which includes interest at 10% per annum. A final balloon payment of $18,146 is due on March 1, 2000.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average interest rate for notes payable-other was 11.7%, 12.51% and 10.94% for the years ended March 31, 1998, 1997 and 1996, respectively. The average amount of notes payable-other outstanding for the years ended March 31, 1998 and 1997 was approximately $529,833 and $210,000, respectively. Notes payable - other are principally short-term in nature. As such, fair value approximates the carrying value.

NOTES PAYABLE - REVOLVING CREDIT FACILITY AND TERM LOAN

In April 1994, the Company entered into a Loan and Security Agreement (the "Agreement") with Rosenthal and Rosenthal ("Rosenthal") to borrow, under certain conditions and terms, up to $2,500,000 at an interest rate of prime plus 4-7/8%. Borrowings under the Agreement are collateralized by certain assets of the Company, including accounts receivables, inventories, equipment and fixtures. The Company's ability to use this revolving credit facility is dependent upon the level of its eligible receivables, as defined in the Agreement. In addition, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock (see Note 9).

Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 1"). Amendment No. 1 extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500,000 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3-7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest rate to prime (8 1/2% at March 31, 1998) plus 2 7/8%. In addition, the Company granted Rosenthal warrants to purchase an additional 30,000 shares of the Company's common stock (see Note 9). Commencing April 28, 1996, the Company was required to pay a facility fee of $35,000 per annum, which Amendment No. 2 increased to $40,000 per annum.

Amendment No. 2 also provided a $500,000 term loan to the Company due on April 1, 1998 with interest payable monthly at a rate of prime plus 5% (Note 13).

Effective April 3, 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the Company to borrow, under certain conditions and terms, up to $9 million under a revolving loan agreement at an interest rate of prime plus 1 1/2%, as well as an overdraft line of $1,000,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750,000. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock.

The revolving credit facility and the term loan bear interest at variable market rates and as such the carrying value approximates their fair value. The weighted average interest rate, including the facility fee, for the years ended March 31, 1998, 1997 and 1996 was 13.1%, 13.14% and 17.8%, respectively. The amount outstanding for the years ended at March 31, 1998 and 1997 was $4,888,977 and $3,287,677 respectively.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       CAPITAL LEASE OBLIGATIONS

The Company leases its principal offices and warehouse facility and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through April 2000.


CAPITAL LEASE-FACILITY

The Company occupies a pharmacy warehouse and office facility (the "Facility") which was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, U.S.A. (now "Fleet") $1,072,500 principal amount of its Industrial Development bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture") which created a lien on the facility. The Company also paid $227,500 in order for the Agency to purchase the warehouse. This amount and other acquisition costs are capitalized as land and building under capital lease (see Note 3).

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with the debt to worth ratio covenant was waived by Fleet through April 1, 1999.

In lieu of rent the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/2% at March 31, 1998) plus 1%. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

The obligation under capital lease-facility bears interest at variable market rates and as such the carrying value approximates its fair value.

OTHER CAPITAL LEASES

The Company leases durable medical equipment and computers under capital lease agreements which extend through March 31, 2001 with interest rates ranging from 6.50% to 16.71%.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum cash payments under capital leases with initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                        Other
                                                         Capital       Capital
           Fiscal Year                                Lease Facility   Leases
           -----------                                --------------   -------
              1999                                       $ 96,689     $213,139
              2000                                        234,215      134,479
              2001                                             --       79,230
                                                         --------     --------
                                                          330,904      426,848
              Less interest                                27,029       60,543
                                                         --------     --------
              Present value of net minimum obligations    303,875      366,305
              Less current portion                         71,500      175,890
                                                         --------     --------
              Long term obligations at March 31, 1998    $232,375     $190,415
                                                         ========     ========
6.       CONTINGENCIES

         The Company is not aware of any existing contingencies that would have an adverse material effect on the ongoing operations of the Company.

7.       6% CONVERTIBLE PREFERRED STOCK

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

         The June 1, 1997 dividend was paid out in 45,556 shares of common stock on July 18, 1997. The December 1, 1997 dividend was paid out in 35,354 shares of common stock on January 15, 1998.

8.       COMMITMENTS

         OPERATING LEASES

         A vendor has a security interest in certain assets of the Company, including accounts receivable, inventories, equipment and fixtures. This security interest is subordinate and junior in all respects to the Loan and Security Agreement.

         RELATED PARTY TRANSACTIONS

         A director has a consulting arrangement with the Company whereby he receives $4,000 and an office expense reimbursement of $1,000 per month.

         EMPLOYMENT AGREEMENT

         During the year, the Company modified its employment agreement with its President and Chief Executive Officer through May 2, 1998. Under the employment agreement, the Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $250,000 and 25,000 shares of the Company's common stock.

         At the Company's Board of Directors meeting on June 25, 1998, the Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 2001. Under the employment agreement, the Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $275,000 and 62,500 shares of the Company's common stock.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.       STOCK OPTIONS AND WARRANTS

         In September 1988, the Company adopted, and in September 1994 amended, the 1988 Stock Option Plan ("Stock Option Plan"), under which options to purchase an aggregate maximum of 300,000 shares of the Company's common stock may be granted. The Stock Option Plan is administered by the Board of Directors, who are responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price may not be less than the fair market value of the Company's common stock. The fair market value is defined in the Stock Option Plan to be the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant. No option may have a term in excess of ten years. As to any stockholder who owns 10% or more of the Company's common stock, the option price per share will be no less than 110% of the fair market value of the Company's common stock on the date of grant and such options shall not have a term in excess of five years.

         Pursuant to the Stock Option Plan, in February 1992 the former Board of Directors granted a total of 54,000 options to purchase shares of the Company's common stock to fifteen employees with an exercise price of $4.75 per share. During the years ended March 31, 1996 and 1997, the Board of Directors granted a total of 130,000 and 188,500 options, respectively, to purchase shares of the Company's common stock to employees with exercise prices ranging from $1.625 to $2.75 per share. These options are exercisable in four equal annual increments.

                                                                   Weighted
                                                                   Average
                                                                 Exercise Price
                                                     Shares        Per Share
                                                    -------        ---------

                Outstanding March 31, 1996          117,500         $ 2.77
                Granted                             188,500           1.63
                Cancelled                           (36,500)         (2.31)
                                                    -------         ------
                Outstanding at March 31, 1997       269,500         $ 2.03

                Granted                             130,000           2.38
                Cancelled                            28,250           1.99
                                                    -------         ------
                Outstanding at March 31, 1998       371,250         $ 2.22
                                                    =======         ======

                Exercisable at March 31, 1996         1,000         $ 4.75
                                                    =======         ======
                Exercisable at March 31, 1997        32,500         $ 2.81
                                                    =======         ======
                Exercisable at March 31, 1998        66,450         $ 2.22
                                                    =======         ======

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Separate from options issued under the Stock Option Plan, in June 1990, the Company granted options to purchase 60,500 shares of common stock at a price of $5.00 per share ("1990 Options"). The 1990 Options vest and become exercisable ratably after the first, second and third anniversaries of the grant date and expire after the fifth anniversary of the grant date. At March 31, 1998, there were no outstanding 1990 options.

         Separate from options issued under the Stock Option Plan, in February 1992, the Board of Directors granted to three former directors of the Company a total of 60,000 options to purchase shares of the Company's common stock ("1992 Options"). The exercise price of the 1992 Options is the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant, which was $4.75. These options may be exercised in 25% increments on the first, second, third and fourth anniversary of the date of issue, and have a term of ten years. There were 16,000 options outstanding as of March 31, 1998.

         During fiscal 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 352,500 of common shares to officers and directors ("1995 Options"). The exercise prices of the 1995 Options range from $1.65 to $3.00, with options to purchase 135,000 shares vesting immediately at $2.00 and the balance vesting over five years from the date of issuance. During the fiscal years ended March 31, 1998 and 1997, options to purchase an additional 7,500 shares and 24,167 shares, respectively, vested at $1.625 per share. During fiscal 1998, 50,000 options were cancelled at $2.00 per share. At March 31, 1998, 302,500 of these options remain unexercised and outstanding.

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

         In October 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 20,000 of the Company's common shares to employees ("1997 Options"). The options carry an exercise price of $2.125 and vest over five years from the date of issuance.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In October 1997, separate from options issued under the Stock Option Plan, the Company granted options to purchase 40,000 of the Company's common shares to directors ("1998 Options"). The exercise price of the 1998 options are $2.125, with the shares vesting over five years from the date of issuance.

         During fiscal 1998, separate from options issued under the Stock Option Plan, the Company granted options to purchase 20,000 of the Company's common shares to employees ("1998 Options"), with exercise prices ranging from $2.00 to $2.50. Fifty thousand of these options vest ratably over 24 months from the date of issuance, with the balance vesting in four equal increments beginning one year from date of issuance.

         As of March 31, 1998, an aggregate 1,058,750 shares of the Company's common stock are reserved for issuance under the Stock Option Plan, and the 1990, 1992, 1995, 1996, 1997 and 1998 Options. As of March 31, 1998
         options to purchase 477,450 of such shares are exercisable.

         Pro forma information regarding net income and earnings per share is required SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997:

                                                                        MARCH 31,
                                                                   ------------------
                           ASSUMPTION                              1998          1997
         -------------------------------------------------         ----          ----
         Risk-free rate                                            5.47%         6.2%
         Dividend yield                                               0%           0%
         Volatility factor of the expected market price of
           the Company's common stock                              0.949         1.7
         Average life                                              5 years       4.9 years

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

             For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                       YEARS ENDED MARCH 31,
                                                       1998             1997
                                                      ------------------------
               Pro forma net loss                     $(595,295)     $ (91,725)
               Pro forma net loss per share                (.34)         (0.18)

             The weighted average fair value of options granted during the years ended March 31, 1998 and 1997 were $1.86 and $1.53 respectively, for shares granted with an exercise price equal to the market price on the date of grant. The weighted average fair value of options granted during the year ended March 31, 1998 for which the exercise price was less than the market price on the date of grant was $1.92. The weighted-average remaining contractual life of options exercisable at March 31, 1997 is 3.3 years. The exercise prices range from $1.63 to $4.75 for options outstanding as of March 31, 1998.

             In April 1994, pursuant to the terms of a Loan and Security Agreement (see Note 5), the Company granted to a financing company warrants to purchase 70,000 shares of common stock at a price of $2.00 per share. On February 1, 1996, the Company granted warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. On February 1, 1997, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the Loan Commitment has been extended and the exercise price for all warrants was restated to $2.00 per share. As of March 31, 1998, no warrants have been exercised and an aggregate of 100,000 of the Company's common stock are reserved for issuance under warrants.

10.          EMPLOYEE SAVINGS AND PROFIT SHARING PLAN

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

             At the discretion of the Board of Directors, the Company may also make additional contributions dependent on profits each year for the benefit of eligible employees under the Plan. The Company's contribution to the Plan was approximately $25,638, $35,000 and $47,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

             In August 1995, the Company adopted a deferred compensation plan for the Board of Directors (the "Directors Plan"). Under the Directors Plan, a director may elect to defer receipt of all or a specified portion of his or her compensation. As of March 31, 1998, no director had elected to defer any portion of his or her compensation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.          INCOME TAXES

             The Company had net deferred assets as follows:

                                                                      March 31,
                                                             ----------------------------
                                                                1998              1997
                                                             -----------      -----------
               Federal, State and Local Net Operating        $ 1,864,000      $ 1,726,000
                 Loss Carry forwards

               Reserve for Doubtful Accounts                     163,000          143,000

               Business Credit Carry-forwards                     52,000           52,000

               Other                                             208,000          (16,000)
                                                             -----------      -----------

               Total                                           2,287,000        1,905,000

               Less:  Valuation Allowance                      2,287,000        1,905,000
                                                             -----------      -----------

               Net Deferred Assets                           $        -0-     $        -0-
                                                             ===========      ===========

             The following is a reconciliation of the amount of the income tax expense (benefit) attributable to continuing operations to the amount of income tax that would result from applying the federal rate to pretax income from continuing operations:

                                                  1998                   1997                 1996
                                                  ----                   ----                 ----

                                                     (Benefit)              (Benefit)              (Benefit)
                                           Percent   Liability    Percent   Liability   Percent    Liability
                                           -------   ---------    -------   ---------   -------    ---------
     Income tax (benefit) at
     statutory rate                           34%    (240,000)       34%     $ 43,000     (34%)    (265,000)

     Permanent Differences                                          5.1%        6,500      --            --

     Other decrease in valuation
     allowances related to the
     Federal portion of continuing
     operations                                                   (39.1%)     (49,500)    (34%)    (300,000)

     Loss producing no current benefit        34%     240,000        34%      265,000      --            --
                                          ------     --------     -----      --------     ---      --------
                                              --     $     --        --      $     --      --      $     --
                                          ======     ========     =====      ========     ===      ========

         At March 31, 1998, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for U.S. tax purposes of approximately $3,829,000 which will begin to expire in 2009 and a general business tax credit carryforward of approximately $52,000 available to reduce future payments of federal income taxes. The Company also has net operating loss carryforwards for New York State and City tax purposes of approximately $4,782,000 and $4,779,000, respectively.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The valuation allowances increased $382,000 in 1998, decreased $63,000 in 1997 and increased $265,000 in 1996. These amounts are equal to the changes in deferred tax assets to reflect the uncertainty as to realization of such assets.

         The availability of net operating loss carryforwards and general business tax carryforwards is subject to various limitations under the Internal Revenue Code of 1986 as amended (the "Code"). Although a formal study has not been performed, it appears that as of March 31, 1995, the Company may have undergone an ownership change as defined by
         Section 382 of the Code. The effect of such an ownership change is to limit the amount of taxable income and tax liability that can be offset in any tax year by the net operating loss and credit carryovers.

12.      MERGER AND ACQUISITION

         On July 1, 1997, the Company entered into a merger agreement whereby the Company acquired ProHealthCare Infusion Services, Inc. ("PHCIS") for 300,000 shares of Company Common Stock. PHCIS, based in Springfield, New Jersey, specializes in caring for complex HIV/AIDS patients and those suffering from cancer. PHCIS also has a strong disease management capability in treating patients suffering from congestive heart failure and cardiomyopathy.

         On  July  1,  1997,  the  Company   consummated   its   acquisition  of
         ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company anticipates that the initial merger consideration of 300,000 shares of Company Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. Pro forma disclosure information in connection with this transaction is not included because it is considered immaterial as it relates to these financial statements in accordance with the regulations of the Securities and Exchange Commission.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 13.     SUBSEQUENT EVENTS

         A. MERGER WITH HEALIX HEALTHCARE, INC. On April 9, 1998, the Company consummated its merger with Healix in a tax free exchange of common stock, whereby the stockholders of Healix received 1,488,850 shares of Accuhealth in exchange for all of the issued and outstanding common shares of Healix. The merger resulted in Healix Healthcare, Inc. becoming a wholly owned subsidiary of Accuhealth, Inc. and will be accounted for as a pooling of interests.

         B. RENEWAL OF NOTES PAYABLE - revolving credit facility and term loan. Effective April 3, 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the Company to borrow, under certain conditions and terms, up to $9 million under a revolving loan agreement at an interest rate of prime plus 1 1/2%, as well as an overdraft line of $1,000,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750,000. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock.

         C. ISSUANCE OF 12% CONVERTIBLE SUBORDINATED NOTES. At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250,000. As a further component of this financing, the Company's current 6% Cumulative Convertible Preferred Stock will be converted to common stock in Accuhealth at a 15% discount to the original conversion price of $2.00. Accordingly, an additional 202,500 shares will be issued upon the conversion of the 1,350,000 preferred shares currently outstanding.

         D. ISSUANCE OF TRADE NOTE AND PURCHASE AGREEMENT. On April 1, 1998, the Company entered into a new two-year distribution agreement with a full-line wholesale distributor of branded and generic pharmaceuticals and over the counter medications. The new agreement provides the Company with pricing and payment terms that will reduce its drug purchase costs and improve cash flow. The reduced prices being offered are contingent on the Company buying 80% or more of its pharmacy purchase requirements through the wholesaler. In addition to the reduced pricing and extended payment terms, the Company entered into an agreement whereby the initial $300,000 of the

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                  purchases from this distributor would be in the form of a promissory note payable on demand or if no demand is made, in installments together with interest from the date of the note at the rate of prime plus two. Principal and interest shall be payable in twenty-seven consecutive monthly installments consisting of interest for the months one through three, and thereafter, payments of principal and interest, month four through twenty-six with a final installment of $13,912.88 on July 1, 2000. The note is secured by a security agreement and financing statement which includes as collateral all the equipment and fixtures, inventory, accounts receivable, chattel paper and general intangibles of the Company. The lien is subordinate only to the Company's prime lender.

                  On March 13, 1998, in conjunction with the merger with Healix Healthcare, Inc., the distributor converted $300,000 in accounts payable from Healix into a note payable, with terms and security equivalent to the terms of the Accuhealth note outlined above. Accuhealth has assumed full responsibility and liability for any unpaid balance on the Healix note. The combined outstanding indebtedness (principal only) to the distributor as of June 23, 1998 was $600,000.

         E. SETTLEMENT OF LEGAL MATTER. In June 1995, a former employee had commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleged that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. As of June 1998, this matter has been settled through court recommended mediation. The settlment did not have a material adverse effect on results of operations or cash flows.

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    ACCUHEALTH, INC. AND SUBSIDIARIES


      COLUMN A                             COLUMN B           COLUMN C        COLUMN D          COLUMN E
      --------                             --------           --------        --------          --------
                                                             Additions
                                          Balance at          Charged
      DESCRIPTION                         Beginning           to Cost
                                              of                and           Balance at         End of
                                            Period            Expenses       Deductions(1)       Period

      Year Ended March 31, 1996            $310,000           $93,000           $111,000        $292,000
      Allowance for Doubtful
      Accounts

      Year Ended March 31, 1997            $292,000           $82,000           $ 57,000        $317,000
      Allowance for Doubtful
      Accounts

      Year Ended March 31, 1998
      Allowance for Doubtful               $317,000          $107,869           $ 61,517        $362,352
      Accounts

-----------------------
(1) Uncollected accounts written off.

                                  EXHIBIT INDEX


  3.1 Registrant's Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3 (I) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

  3.2 Registrant's By-laws, as amended (incorporated herein by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.01 Loan and Security Agreement dated April 28, 1994 between Rosenthal & Rosenthal, Inc. and the Registrant, Midview Drug, Inc., Accuhealth Home Care, Inc. and Citiview Drug Co., Inc. (the "Loan and Security Agreement") (incorporated herein by reference to Exhibit 10 (l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.02 Amendment No. 1 to the Loan and Security Agreement, dated as of February 1, 1996

10.03 Amendment No. 2 to the Loan and Security Agreement, dated as of February 1, 1997.

10.04 Amendment No. 3 to the Loan and Security Agreement dated as of July 30, 1997.

10.05 Amendment No. 4 to the Loan and Security Agreement dated as of April 9, 1998.

10.06 Warrant dated April 28, 1994 for the Registrant's Common Stock issued by the Registrant to Rosenthal & Rosenthal, Inc. (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)

10.07 Employment Agreement dated May 2, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.08 Consulting Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.09 Consulting Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.10 Amended and Restated 1988 Stock Option Plan (incorporated herein by reference to Exhibit B to the Registrant's 1994 Notice of Annual Meeting and Proxy Statement)

10.11 Option Agreement dated September 20, 1994 between Corbett A. Price and the Registrant (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.12 Option Agreement dated September 20, 1994 between E. Virgil Conway and the Registrant (incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.13 Option Agreement dated September 20, 1994 between Sally Hernandez-Pinero and the Registrant (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.14 Option Agreement dated June 28, 1994 between Glenn C. Davis and the Registrant (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.15 Option Agreement dated June 28, 1994 between Stanley Goldstein and the Registrant (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended March 31,
         1995)

10.16 Option Agreement dated June 28, 1994 between Donald B. Louria, M.D. and the Registrant (incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995)

10.17    Agreement  and  Plan  of  Merger  dated  as of  March  14,  1997  among
         Accuhealth, Inc., ACH Acquiring Corp., ProHealthCare, Inc., ProHealthCare Infusion Services, Inc., Thomas Laurita and David Brian Cohen.

10.18 Agreement and Plan of Merger, dated as of April 9, 1998, among Accuhealth, Inc., HHI Acquiring Corp., Healix HealthCare, Inc., Linda Barkan, Chaim Charytan, Mary Comerford, Jeffrey S. Freed, Donald Giaquinto, Robert Giaquinto, Robert Labra, Kathleen P. O'Brien McDonald and Arthur Schwacke, Jr. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated April 30, 1998).

10.19 Registration Rights Agreement between Accuhealth, Inc. and Robert M. GiaQunito.

10.20 Registration Rights Agreement between Accuhealth, Inc. and Jeffrey S. Freed, M.D.

10.21    Registration  Rights  Agreement  between  Accuhealth,  Inc.  and  Linda
         Barkan.

11       Statement re Computation of Per-Share Earnings

15.1 Letter from Ernst & Young LLP, dated April 23, 1998, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A, dated April 23, 1998).

21       Subsidiaries of the Registrant

27.      Article 5 - Financial Data Schedule