Form 10-K/A
period 1998-03-31
ACCUHEALTH INC
filed 1998-07-17
CIK 840401

SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K/A
     (Mark One)

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


         On July 1, 1997, the Company consummated its acquisition of ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company has determined that the initial merger consideration of 300,000 shares of Company's Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. The acquisition has been accounted for by the purchase method of accounting. PHCIS, based in Springfield, New Jersey, specializes in caring for complex HIV/AIDS patients and those suffering from cancer. PHCIS also has a strong disease management capability in treating patients suffering from congestive heart failure and cardiomyopathy.


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

ITEM 6.  SELECTED FINANCIAL DATA


         The following selected financial data have been derived from the consolidated financial statements of Accuhealth, Inc. and its subsidiaries for the years ended March 31, 1998, 1997, 1996, 1995 and 1994. The year ended March 31, 1998 was audited and reported upon by Marcum & Kliegman LLP, while years ended March 31, 1997, 1996 and 1995 were audited and reported upon by Ernst & Young LLP, and should be read in conjunction with "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The Company has not declared or paid any cash dividends on the Common Stock.

Statement of Operations Data:
-----------------------------
                                                                              Fiscal Year
                                                                              -----------
                                                          1998            1997           1996             1995              1994
                                                          ----            ----           ----             ----              ----
Net sales                                             $ 18,603,823    $ 16,369,376    $ 15,112,071    $ 15,468,402    $ 15,380,043
Gross profit                                             8,045,292       6,770,120       6,931,649       7,211,622       6,920,977
 Selling, general and administrative expenses            7,359,663       6,146,783       7,104,529       6,913,959       7,599,214

Interest expense                                           596,905         496,606         605,452         635,848         270,833

Recovery related to pre-investigation
  management off book cash practices                            --              --              --         525,820        (454,065)
Debt surrendered in settlement of claims                        --              --              --         488,500              --
Write off of merger related costs                         (294,832)
Income (loss) from continuing operations before
 income taxes                                             (206,108)        126,731        (778,332)        676,135      (1,403,135)
Income (loss) from continuing operations                  (206,108)        126,731        (778,332)        676,135      (1,358,651)
Discontinued operations                                         --              --              --        (278,733)     (1,187,055)
Income (loss) before extraordinary item                   (206,108)        126,731        (778,332)        397,402      (2,545,706)
Extraordinary gain on debt surrendered
  in settlement of claims                                       --              --              --          60,000              --
Net income (loss)                                         (206,108)        126,731        (778,332)        457,402      (2,545,706)
Net income (loss) applicable to common stockholders   $   (368,108)   $    (35,269)   $   (982,168)   $    350,555    $ (2,545,706)


                                                           1998            1997           1996             1995            1994
                                                           ----            ----           ----             ----            ----
Weighted average common stock outstanding
       Basic                                             1,754,342       1,400,423       1,273,274       1,410,153       1,410,153
       Diluted                                           1,754,342       1,400,423       1,273,274       1,506,566       1,506,566


Earning (loss) per share data
       Basic                                                $(0.21)         $(0.03)         $(0.77)          $0.25          $(1.81)
       Diluted                                              $(0.21)         $(0.03)         $(0.77)          $0.23          $(1.69)

Balance Sheet Data
------------------

Total assets                                          $ 12,193,591    $  8,500,165    $  7,650,957    $  7,294,898    $  7,823,526
Long-term liabilities                                      974,386         974,543         488,352         694,628       1,586,394
Total liabilities                                       10,539,091       7,078,786       6,356,309       5,277,090       8,242,117
Convertible Preferred Stock                                     --              --              --       2,710,164              --
Stockholders' equity (deficiency)                        1,654,500       1,421,379       1,294,648        (692,356)       (418,591)

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


         The Company's cash provided by financing activities of approximately $1,180,000 was primarily attributable to the net proceeds of approximately $1,606,000 under the Company's revolving credit facility and term loan offset by principal payments on capital leases.


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

         During the year ended March 31, 1998, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998, 1997, 1996, as inclusion is anti-dilutive. Potentially diluted securities, which consist of stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

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



                                                                       Page
                                                                       ----

  Reports of Independent Auditors                                     F - 2, 3

  Consolidated Balance Sheets at
      March 31, 1998 and March 31, 1997                               F - 4

  Consolidated Statements of Operations for
      the Years Ended March 31, 1998, 1997 and 1996                   F - 5

  Consolidated Statements of Stockholders'
      Equity for the Years Ended March 31, 1998, 1997
      and 1996                                                        F - 6, 7

  Consolidated Statements of Cash Flows for
      the Years Ended March 31, 1998, 1997 and 1996                   F - 8

  Notes to Consolidated Financial Statements                          F - 9 - 25


  FINANCIAL STATEMENT SCHEDULES

  II.  Valuation and Qualifying Accounts                              F - 26

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

MARCUM & KLIEGMAN LLP
New York, New York

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Accuhealth, Inc.

We have audited the accompanying consolidated balance sheet of Accuhealth, Inc. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accuhealth, Inc. and subsidiaries at March 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             ERNEST & YOUNG LLP

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

                                  ACCUHEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                               Preferred Stock      Common Stock
                                             --------- --------- --------- --------- ---------------
                                              Number     $.01     Number     $.01      Additional
                                             of Shares Par Value of Shares Par Value Paid-In Capital
                                             --------- --------- --------- --------- ---------------
Balance, March 31, 1995                             --        -- 1,550,000  $ 15,500   $ 3,053,068

Reclassification of redeemable
preferred stock                              1,325,000 $  13,250                         2,739,282

Sale of preferred stock                         25,000       250                            62,250

Preferred stock dividends paid
with common stock - September 28, 1995                              25,440       254        72,886

Preferred stock dividends paid
with common stock - May 7, 1996                                     54,793       548        80,452

Accretion of redeemable preferred stock
and preferred stock dividends accrued

Net loss
                                             --------- --------- ---------  --------   -----------

Balance, March 31, 1996                      1,350,000    13,500 1,630,233    16,302     6,007,938

Preferred stock dividends paid                                      52,856       529        80,471
with common stock - July 8, 1996

Preferred stock dividends paid                                     104,509     1,045        79,955
with common stock- April 11, 1997

Net Income
                                             --------- --------- ---------  --------   -----------

Balance, March 31, 1997                      1,350,000    13,500 1,787,598    17,876     6,168,364

Shares issued to ProHealthCare Infusion
Services, Inc., upon acquisition July 1,1997                       300,000     3,000       859,500

Preferred stock dividends paid
with common stock, July 18, 1997                                    45,556       456        80,544

Preferred stock dividends paid
with common stock, January 15, 1998                                 35,354       354        80,646

Redemption of shares issued to ProHealthCare
Infusion Services, Inc. upon acquisition.                          (59,386)     (594)     (118,177)

Adjust of ProHealhCare Infusion Services, Inc.
Purchase Price                                                                            (304,500)

Net Income (Loss)                                   --        --        --        --            --
                                             --------- --------- ---------  --------   -----------
Balance, March 31, 1998                      1,350,000 $  13,500 2,109,122  $ 21,092   $ 6,766,377
                                             ========= ========= =========  ========   ===========


                                                           Treasury Stock
                                             ------------ --------- ---------  ----------
                                                           Number
                                                Deficit   of Shares   Cost       Equity
Balance, March 31, 1995                      $ (3,136,604)(308,004) $(624,320) $ (692,356)

Reclassification of redeemable
preferred stock                                                                 2,752,532

Sale of preferred stock                                                            62,500

Preferred stock dividends paid
with common stock - September 28, 1995            (26,468)                         46,672

Preferred stock dividends paid
with common stock - May 7, 1996                   (81,000)                             --

Accretion of redeemable preferred stock
and preferred stock dividends accrued             (96,368)                        (96,368)

Net loss                                         (778,332)                       (778,332)
                                             ------------  -------  ---------  ----------

Balance, March 31, 1996                        (4,118,772)(308,004)  (624,320)  1,294,648

Preferred stock dividends paid                    (81,000)                             --
with common stock - July 8, 1996

Preferred stock dividends paid                    (81,000)                             --
with common stock- April 11, 1997

Net Income                                        126,731                         126,731
                                             ------------  -------  ---------  ----------

Balance, March 31, 1997                        (4,154,041)(308,004)  (624,320)  1,421,379

Shares issued to ProHealthCare Infusion
Services, Inc., upon acquisition July 1,1997                                      862,500

Preferred stock dividends paid
with common stock, July 18, 1997                  (81,000)

Preferred stock dividends paid
with common stock, January 15, 1998               (81,000)

Redemption of shares issued to ProHealthCare
Infusion Services, Inc. upon acquisition.                                        (118,771)

Adjust of ProHealhCare Infusion Services, Inc.
Purchase Price                                                                   (304,500)

Net Income (Loss)                                (206,108)      --         --    (206,108)
                                             ------------  -------  ---------  ----------
Balance, March 31, 1998                      $ (4,522,149) 308,004  $(624,320) $1,654,500
                                             ============  =======  =========  ==========

                                         ACCUHEALTH, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED MARCH 31,
                                                                     --------------------------------------------
                                                                        1998            1997              1996
                                                                     -----------     -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                    $  (206,108)    $   126,731      $  (778,332)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
    Amortization of financing costs                                       12,462           7,688          142,251
    Depreciation and amortization                                        478,530         343,761          410,354
    Write off of Revenue Producing Equipment                                                  --           53,376
    Changes in operating assets and liabilities:
         Accounts receivable                                          (1,293,416)       (819,676)        (795,446)
         Inventories                                                     (24,778)        (43,497)         (76,279)
         Prepaid expenses and other current assets                        84,641         (88,209)         (23,040)
         Other assets                                                   (301,662)         (4,297)         (49,530)
         Accounts payable                                                 94,130         288,284          225,260
         Notes payable, other                                                 --              --         (248,373)
         Accrued expenses and other current liabilities                  274,640        (249,594)         103,466
                                                                     -----------     -----------      -----------

         Cash used in operating activities                              (881,561)       (438,809)      (1,036,293)
                                                                     -----------     -----------      -----------

INVESTING ACTIVITIES
    Notes receivable                                                                          --           82,000
    Purchase of fixed assets and revenue producing equipment            (185,838)        (11,295)         (32,629)
    Cash acquired in connection with acquisition                          22,661              --               --
                                                                     -----------     -----------      -----------
    Cash provided by (used in) investing activities                     (163,177)        (11,295)          49,371
                                                                     -----------     -----------      -----------

FINANCING ACTIVITIES
    Proceeds from sale of redeemable convertible preferred shares                             --           62,500
    Proceeds from note payable - revolving credit facility, net of
      payments                                                         1,606,300         369,285          916,227
    Proceed from notes payable - term loan                                    --         500,000               --
    Notes payable - other                                               (246,627)         31,302          395,565
    Principal payments on capital lease - facility                       (53,625)        (89,375)         (71,500)
    Payments on other capital lease obligations                         (126,234)       (332,254)        (271,261)
    Due to prior officers                                                     --              --         (189,222)
                                                                     -----------     -----------      -----------

    Cash provided by financing activities                              1,179,814         478,958          842,309
                                                                     -----------     -----------      -----------

    Net increase (decrease) in cash                                      135,076          28,854         (144,613)
    Cash at beginning of period                                           31,548           2,694          147,307
                                                                     -----------     -----------      -----------
    Cash at end of period                                            $   166,624     $    31,548      $     2,694
                                                                     ===========     ===========      ===========
Supplemental disclosure of cash flow information:
    Interest paid                                                    $   597,000     $   500,000      $   613,000
                                                                     ===========     ===========      ===========
    Income taxes paid --                                             $        --     $        --      $        --
                                                                     ===========     ===========      ===========
Noncash investing and financing activities:
    Additions to capital leases and notes payable                    $   752,426     $    48,000      $   212,000
    Goodwill recorded pursuant to acquisition                        $ 1,208,449
    Redemption of common shares                                      $  (118,771)

The Company acquired the following noncash assets and liabilities in connection with its acquisition of ProHealthCare Infusion Services Inc:

    Accounts Receivable                                              $   658,196
    Inventory                                                             63,446
    Property and Equipment                                                64,542
    Accounts Payable                                                    (902,294)
                                                                     -----------
        Total                                                        $  (116,110)
                                                                     ===========

                                  See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEAR ENDED MARCH 31, 1998


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

         Management is formulating certain planned actions to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 1998 and beyond. The plans include, among other actions, increasing the Company's borrowing capacity under its revolving credit facility (Note 4), issuing additional equity or long term debt, obtaining better terms and financing from vendors (Note 13) and reducing corporate expenses. No assurances can be made that management will be successful in achieving its plans.

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

         EARNINGS PER SHARE


         During the year ended March 31, 1998, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998, 1997 and 1996, as inclusion is anti-dilutive. Potentially diluted securities, which consist of stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.


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

         LONG-LIVED ASSETS


         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, the carrying values of long-lived assets are periodically reviewed by the Company and impairments are recognized if the expected future operating non-discounted cash flows derived from an asset are less than its carrying value.

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


The revolving credit facility and the term loan bear interest at variable market rates and as such the carrying value approximates their fair value. The weighted average interest rate, including the facility fee, for the years ended March 31, 1998, 1997 and 1996 was 13.1%, 13.14% and 17.8%, respectively. The amount
outstanding   at  March  31,  1998  and  1997  was   $4,888,977  and  $3,287,677
respectively.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum cash payments under capital leases with initial or remaining noncancellable lease terms in excess of one year are as follows:


                                                                        Other
                                                         Capital       Capital
           Fiscal Year                                Lease Facility   Leases
           -----------                                --------------   -------
              1999                                       $ 96,689     $213,139
              2000                                        234,215      134,479
              2001                                             --       79,230
                                                         --------     --------
                                                          330,904      426,848
              Less interest                                27,029       60,543
                                                         --------     --------
              Present value of net minimum obligations    303,875      366,305
              Less current portion                         71,500      175,891
                                                         --------     --------
              Long term obligations at March 31, 1998    $232,375     $190,414
                                                         ========     ========
6.       CONTINGENCIES

         The Company is not aware of any existing contingencies that would have an adverse material effect on its consolidated financial position, results of operations or cash flows.


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


         The June 1, 1997 dividend was paid out in 45,556 shares of common stock on July 18, 1997. The December 1, 1997 dividend was paid out in 35,354 shares of common stock on January 15, 1998. At March 31, 1998 and 1997 the Company accrued 54,000 in dividends on preferred stock.


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


         Pursuant to the Stock Option Plan, in February 1992 the former Board of Directors granted a total of 54,000 options to purchase shares of the Company's common stock to fifteen employees with an exercise price of $4.75 per share. During the years ended March 31, 1998 and 1997, the Board of Directors granted a total of 130,000 and 188,500 options, respectively, to purchase shares of the Company's common stock to employees with exercise prices ranging from $1.625 to $2.38 per share. These options are exercisable in four equal annual increments.


                                                                   Weighted
                                                                   Average
                                                                 Exercise Price
                                                     Shares        Per Share
                                                    -------        ---------


                Outstanding March 31, 1996          117,500         $ 2.77
                Granted                             188,500           1.63
                Cancelled                           (36,500)         (2.31)
                                                    -------         ------
                Outstanding at March 31, 1997       269,500         $ 2.03

                Granted                             130,000           2.38
                Cancelled                           (28,250)         (1.99)
                                                    -------         ------
                Outstanding at March 31, 1998       371,250         $ 2.22
                                                    =======         ======

                Exercisable at March 31, 1996         1,000         $ 4.75
                                                    =======         ======
                Exercisable at March 31, 1997        32,500         $ 2.81
                                                    =======         ======
                Exercisable at March 31, 1998        66,450         $ 2.22
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

         During fiscal 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 352,500 of common shares to officers and directors ("1995 Options"). The exercise prices of the 1995 Options range from $1.65 to $3.00, with options to purchase 135,000 shares vesting immediately at $2.00 and the balance vesting over five years from the date of issuance. During the fiscal years ended March 31, 1998 and 1997, options to purchase an additional 7,500 shares and 79,167 shares, respectively, vested at $2.00 to $3.00 per share. During fiscal 1998, 50,000 options were cancelled at $2.00 per share. At March 31, 1998, 302,500 of these options remain unexercised and outstanding.

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


         During fiscal 1998, separate from options issued under the Stock Option Plan, the Company granted options to purchase 70,000 of the Company's common shares to employees ("1998 Options"), with exercise prices ranging from $2.00 to $2.50. Fifty thousand of these options vest ratably over 24 months from the date of issuance, with the balance vesting in four equal increments beginning one year from date of issuance.


         As of March 31, 1998, an aggregate 1,058,750 shares of the Company's common stock are reserved for issuance under the Stock Option Plan, and the 1990, 1992, 1995, 1996, 1997 and 1998 Options. As of March 31, 1998
         options to purchase 477,450 of such shares are exercisable.


         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:


                                                                               MARCH 31,
                                                                   --------------------------------
                           ASSUMPTION                              1998          1997          1996
         -------------------------------------------------         ----          ----          ----
         Risk-free rate                                            5.47%         6.2%          6.0%
         Dividend yield                                               0%           0%            0%
         Volatility factor of the expected market price of
           the Company's common stock                              0.949         1.7           1.7
         Average life                                              5 years       4.9 years     4.8 years

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

             For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                              YEARS ENDED MARCH 31,
                                                       1998             1997         1996
                                                      -----------------------------------------
               Pro forma net loss                     $(595,295)     $ (91,725)      $(900,140)
               Pro forma net loss per share                (.34)         (0.18)           (.87)


             The weighted average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 were $1.86, $1.53 and $2.60, respectively, for shares granted with an exercise price equal to the market price on the date of grant. The weighted average fair value of options granted during the years ended March 31, 1998 and 1996 for which the exercise price was less than the market price on the date of grant was $1.92 and $1.83, respectively. The weighted-average remaining contractual life of options exercisable at March 31, 1998 is 3.3 years. The exercise prices range from $1.63 to $4.75 for options outstanding as of March 31, 1998.

             In April 1994, pursuant to the terms of a Loan and Security Agreement (see Note 4), the Company granted to a financing company warrants to purchase 70,000 shares of common stock at a price of $2.00 per share. On February 1, 1996, the Company granted warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. On February 1, 1997, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the Loan Commitment has been extended and the exercise price for all warrants was restated to $2.00 per share. As of March 31, 1998, no warrants have been exercised and an aggregate of 100,000 of the Company's common stock are reserved for issuance under warrants.


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
                                                             ===========      ===========

             The following is a reconciliation of the amount of the income tax expense (benefit) attributable to continuing operations to the amount of income tax that would result from applying the federal rate to pretax income from continuing operations:

                                                  1998                   1997                 1996
                                                  ----                   ----                 ----

                                                     (Benefit)              (Benefit)              (Benefit)
                                           Percent   Liability    Percent   Liability   Percent    Liability
                                           -------   ---------    -------   ---------   -------    ---------
     Income tax (benefit) at
     statutory rate                           34%    (240,000)       34%     $ 43,000     (34%)    (265,000)

     Permanent Differences                                          5.1%        6,500      --            --


     Other decrease in valuation
     allowances related to the
     Federal portion of continuing
     operations                                                   (39.1%)     (49,500)
     Loss producing no current benefit        34%     240,000                              34%      265,000
                                          ------     --------     -----      --------     ---      --------
                                              --     $     --        --      $     --      --      $     --
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

12.      ACQUISITION



         On  July  1,  1997,  the  Company   consummated   its   acquisition  of
         ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company has determined that the initial merger consideration of 300,000 shares of Company Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. The aggregate purchase price for the acquisition of ProHealthCare, Inc. stock was $1,208,449 which includes the cost of the acquisition, direct costs and assumption of certain liabilities of PHCIS. The acquisition has been accounted for by the purchase method of accounting. Pro forma disclosure information in connection with this transaction is not included because it is considered immaterial as it relates to the Company's financial statements in accordance with the regulations of the Securities and Exchange Commission.

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


         E. SETTLEMENT OF LEGAL MATTER. In June 1995, a former employee had commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleged that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. As of June 1998, this matter has been settled through court recommended mediation. The settlment did not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    ACCUHEALTH, INC. AND SUBSIDIARIES


      COLUMN A                             COLUMN B           COLUMN C        COLUMN D          COLUMN E
      --------                             --------           --------        --------          --------
                                                             Additions
                                          Balance at          Charged
      DESCRIPTION                         Beginning           to Cost
                                              of                and           Balance at         End of
                                            Period            Expenses       Deductions(1)       Period

      Year Ended March 31, 1996
      Allowance for Doubtful
      Accounts                             $310,000           $93,000           $111,000        $292,000

      Year Ended March 31, 1997
      Allowance for Doubtful
      Accounts                             $292,000           $82,000           $ 57,000        $317,000


      Year Ended March 31, 1998
      Allowance for Doubtful
      Accounts                             $317,000          $106,869           $ 61,517        $362,352


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