Form 10-Q
period 1998-06-30
ACCUHEALTH INC
filed 1998-08-14
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17292

                                ACCUHEALTH, INC.
             (Exact name of registrant as specified in its charter)

                  New York                                 13-3176233
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

         1575 Bronx River Avenue
             Bronx, New York                                 10460
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

                    Class                         Outstanding At August 14, 1998
  Common stock, par value $.01 per share                 3,644,498 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item 1.    Condensed Consolidated Financial Statements.

           Condensed Consolidated Balance Sheets at
           June 30, 1998 and March 31, 1998..........................................  3

           Condensed Consolidated Statements of Operations
           for the three months ended June 30, 1998 and 1997.........................  4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended June 30, 1998 and 1997.........................  5

           Notes to Condensed Consolidated Financial
           Statements................................................................ 6 -10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............................. 11

Item 3     Quantitative and Qualitative Disclosures About Market Risk.
           Not Applicable............................................................ 12

PART II.   OTHER INFORMATION......................................................... 13


SIGNATURES........................................................................... 13

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    June 30, 1998   March 31, 1998
                                                                    -------------   --------------
ASSETS:
Current Assets:
   Cash                                                              $     84,581    $    248,657
   Accounts receivable, net                                            11,530,146      10,299,482
   Inventories                                                          1,719,256       1,740,056
   Prepaid expenses and other current assets                              485,249         295,340
                                                                     ------------    ------------
      Total Current Assets                                             13,819,232      12,883,535

Revenue producing equipment, net                                          761,196         493,365
Fixed assets, net                                                       2,054,575       2,059,459
Goodwill, net                                                           1,389,636       1,401,304
Other assets                                                               53,390         528,748
                                                                     ------------    ------------

     Total Assets                                                    $ 18,078,029    $ 17,066,411
                                                                     ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility                         $  6,268,680    $  4,736,563
   Notes payable - term loan                                                   --              --
   Notes payable - other                                                1,020,945         470,325
   Accounts payable                                                     4,923,033       6,122,572
   Accrued expenses and other current liabilities                       2,403,604       2,153,550
   Current portion of capital lease - Facility                            286,000          71,500
   Current portion of other capital lease obligations                     274,402         175,891
                                                                     ------------    ------------
   Total Current Liabilities                                           15,176,664      13,730,401

Notes payable - term loan                                                 750,000         500,000
Notes payable - other                                                     324,555       1,070,370
Capital lease - Facility, less current portion                                 --         232,375
Other capital lease obligations, less current portion                     158,976         314,661
                                                                     ------------    ------------
    Total Liabilities                                                  16,410,195      15,847,807
                                                                     ------------    ------------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 3,650,000
    shares; no shares issued and outstanding                                                   --
  6% Redeemable cumulative convertible preferred stock
    $.01 par value; $2,713,500 liquidation preference, authorized,
    issued and outstanding 1,350,000 shares                                13,500          13,500
  Common stock, $.01 par value; authorized 15,000,000
    shares; issued 3,644,498 and 3,598,000 shares, respectively            36,445          35,980
  Additional paid-in capital                                            7,459,624       7,385,590
  Accumulated Deficit                                                  (5,217,415)     (5,592,146)
                                                                     ------------    ------------
                                                                        2,292,154       1,842,924
  Less treasury stock (308,004 shares) at cost                            624,320         624,320
                                                                     ------------    ------------
Total Stockholders' Equity                                              1,667,834       1,218,604
                                                                     ------------    ------------

Total Liabilities and Stockholders' Equity                           $ 18,078,029    $ 17,066,411
                                                                     ============    ============

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                      1998         1997
                                                   ----------   ----------
Net sales                                          $8,623,017   $7,581,993

Cost of goods sold                                  5,138,602    4,182,638
                                                   ----------   ----------

Gross profit                                        3,484,415    3,399,355

Selling, general and administrative expenses        2,980,437    3,199,184
                                                   ----------   ----------

Operating income                                      503,978      200,171

Interest expense                                      257,072      182,748
                                                   ----------   ----------

Net income                                         $  246,906   $   17,423
                                                   ==========   ==========



Net income per common share applicable to common
      shareholders
         Basic                                     $      .07   $     (.01)
                                                   ----------   ----------
         Diluted                                   $      .07   $     (.01)
                                                   ----------   ----------

Weighted number of common shares and equivalents
     outstanding
         Basic                                      3,193,975    1,548,205
                                                   ----------    ----------
         Diluted                                    3,332,605    1,837,481
                                                   ----------    ----------

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Three Months Ended
                                                                        June 30
                                                              --------------------------
                                                                  1998           1997
                                                              -----------    -----------
OPERATING ACTIVITIES

Net income                                                    $   246,906    $    17,423
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                 176,403        136,229

CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                        (1,230,664)      (530,270)
    Inventories                                                    20,800          5,439
    Prepaid expenses and other assets                            (189,909)       128,380
    Other assets                                                  475,358        (45,028)
    Accounts payable                                           (1,199,539)       614,347
    Accrued expenses and other current liabilities                223,054        (68,681)
                                                              -----------    -----------
    Cash provided by operating activities                      (1,477,591)       395,201
                                                              -----------    -----------


INVESTING ACTIVITIES
Purchase of fixed assets                                         (147,219)       (38,952)
Net change in goodwill                                            (67,838)            --
Cash (used in) provided by investing activities                  (215,057)       (38,952)
                                                              -----------    -----------

FINANCING ACTIVITIES
    Proceeds from note payable - revolving credit facility      7,460,000     (3,915,540)
    Proceeds from notes payable - other                           657,041     (4,306,400)
    Proceeds from term loan                                       250,000             --
    Payments on note payable - revolving credit facility       (5,927,883)       569,599
    Payments on notes payable - other                            (852,236)      (604,620)
    Principal payments on capital lease - Facility                (17,875)            --
    Proceeds from issuance of capital stock                        74,499         10,600
    Payments on other capital lease obligations                  (114,974)        59,341
                                                              -----------    -----------
    Cash provided by (used in) financing activities             1,528,572       (474,622)
                                                              -----------    -----------

    Net increase (decrease) in cash                              (164,076)      (118,373)
    Cash at beginning of period                                   248,657        309,381
                                                              -----------    -----------
    Cash at end of period                                     $    84,581    $   191,008
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                             $   243,982    $   176,717
                                                              -----------    -----------

NONCASH INVESTING AND FINANCING ACTIVITIES
    Additions to capital leases                               $    57,800    $    73,135
                                                              -----------    -----------

    Accrued dividends and accretion on redeemable
    preferred stock                                           $    27,000    $    40,500
                                                              -----------    -----------

           See notes to condensed consolidated financial statements.

                                       5

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the three-month period ended June 30, 1998 may not be indicative of the results for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission. The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

ACCOUNTS RECEIVABLE

Accounts receivable are principally due from third party payors, primarily governmental agencies (Medicare and Medicaid), managed care organizations and private insurance companies.

INVENTORIES

Inventories consist of over-the-counter and prescriptions drugs, infusion products and supplies, and home health care equipment and supplies and are priced at the lower of cost or market using the first-in, first-out ("FIFO") method.

EARNINGS PER SHARE

For the quarters ended June 30, 1998 and 1997, basic income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $27,000 and $40,500, respectively, for the three months ended June 30, 1998 and 1997. Net income (loss) applicable to common stockholders for the three months ended June 30, 1998 and 1997, respectively were $219,906 and $(23,077). On a fully diluted basis, both net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes. (see note 4). For the period ended June 30, 1998 the effect of converting the convertible preferred stock was anti-dilutive and not included in the calculation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

During the year ended March 31, 1998, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 1998, 1997 and 1996, as inclusion is anti-dilutive. Potentially diluted securities, which consist of stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

INCOME TAXES

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 7.7% and 9.6% of the Company's net sales for the three months ended June 30, 1998 and 1997, respectively. At June 30, 1998, this customer represented approximately 4.2% of the Company's gross receivables.

BUSINESS COMBINATION

On April 9, 1998, the Company completed a merger with Healix Healthcare, Inc. ("Healix") whereby 1,488,850 shares of the Company's common stock were exchanged for all of the outstanding common stock of Healix. Each share of Healix common stock was exchanged for .740721 shares of the Company's common stock. The merger constituted a tax-free organization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Healix as though it had always been a part of the Company.

The results operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                        Three Months Ended    Three Months Ended
                          June 30, 1998         June 30, 1997
                          -------------         -------------
Net sales
     Accuhealth            $5,140,573             $4,284,502
     Healix                 3,482,444              3,297,491
                           ----------             ----------
         Combined          $8,623,017             $7,581,993
                           ==========             ==========

Net income (loss)
     Accuhealth            $  341,981             $   76,661
     Healix                   (95,075)               (59,238)
                           ----------             ----------
         Combined          $  246,906             $   17,423
                           ==========             ==========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

NOTE 2 - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Long-term debt at June 30, 1998 consists of the following:


Note payable to Rye Beach  Pharmacy,  Inc.  bearing  interest at 8% with monthly  payments of principal and interest of $8,022,  until  September
30, 1998                                                                                        $23,749

Notes payable to vendors bearing interest ranging from 10.5% to 12% with monthly
payments totaling $18,509 until July 2000.                                                      643,494

Notes payable bearing  interest  ranging from 10% to 14.5% with monthly payments
totaling $40,714 until February 2000.                                                           470,111

Notes  payable to a Bank bearing  interest at rates  ranging from 2.9% to 10.25%
with monthly payments totaling $3,418 due through August 1999.                                   39,268

Note payable to a stockholder  bearing  interest at 9.75%.  There are no
scheduled  repayment  terms and  payments  are made monthly for interest only.                   53,500

Note  payable  bearing  interest at 10.95%,  monthly  payment of $6,484,
from March 1997 to December 1998.                                                                49,804

Note payable bearing interest at 10.375%, monthly payment of $925, from February
1997 to December 2000. The loan is personally guaranteed by the Company's
stockholders.                                                                                    25,171

Note  payable  bearing  interest  at  10.375%,  monthly  payment of $1,491  from
February 1997 to December 2000. The loan is personally guaranteed by the Company's
stockholders.                                                                                    40,403
                                                                                             ----------

            Total Long Term Debt                                                              1,345,500

Less:  current maturities                                                                      1,020945
                                                                                             ----------
         Long Term Debt, net of current maturities                                           $  324,555
                                                                                             ==========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

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

At the end of the term of the lease, the Company may purchase the Facility for one dollar so long as all terms and conditions of the lease have been met. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio. The Company's non-compliance with such covenants was waived by Fleet through April 1, 1999.

In lieu of rent the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (8 1/4% at June 30, 1998) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

OTHER CAPITAL LEASES

The Company leases durable medical equipment under capital lease agreements that extend through March 31, 2000.

NOTE 3 - CONTINGENCIES

The Company is not aware of any existing contingencies that would have an adverse material effect on its consolidated financial position, results of operations or cash flows.


NOTE 4 - 6% REDEEMABLE  CUMULATIVE  CONVERTIBLE

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

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

The June 1, 1998 dividend will be paid out in 46,526 shares of common stock on August 31, 1998. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The results for the three months ended June 30, 1998 reflect the Company's merger with Healix Healthcare, Inc. on April 9, 1998. As indicated in Note 1 of this Form 10-Q, the merger has been accounted for as a pooling of interests. Accordingly, the results for the three months ended June 30, 1997, have been restated to include the combined results of operations of Healix as though it had always been a part of the Company.

NET REVENUES. Net revenues increased approximately $1,041,024 or 13.7% from the comparable 1997 quarter to $8,623,017 million for the three months ended June 30, 1998. The increase was primarily the result of increases in the Company's institutional pharmacy business, oral medication, durable medical equipment and respiratory revenues. The increase in the Company's institutional pharmacy business was attributable to the commencement of a new pharmacy services agreement with a major sub-acute HIV/AIDS health care facility in New York City.

GROSS PROFIT. Gross profit for the three months ended June 30, 1998 and 1997 was approximately $3.5 and $3.4 million, respectively, representing approximately 40% of net sales for the three months ended June 30, 1998 as compared to 45% for the comparable prior year period. Gross profit decreased primarily due to decreased margins in our infusion services businesses. Although the number of new patient referrals from managed care entities for infusion services grew throughout the period, the Company continues to experience downward pressure on its fees within this business segment. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin - a higher margin medication frequently administered to our patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG &A") were approximately $3.0 and $3.2 million or approximately 34% and 42% of net sales for the three months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to the successful first phase of the elimination of duplicate overhead costs in the merged companies. Also included within Selling, General and Administrative Expenses are the direct expenses related to the production of net revenues, primarily pharmacy and nursing salaries and employee benefits. Direct expenses were approximately $1.3 million or 15% of net revenues for the three months ended June 30, 1998.

INTEREST EXPENSE. Net interest increased by $74,000 for the three months ended June 30, 1998, to $257,072. This increase is primarily a result of increased borrowing under its line of credit, which is in accord with the growth in accounts receivables.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

FINANCIAL CONDITION

As of June 30, 1998, the Company had a working capital deficit of approximately $1,357,432.

The Company's cash provided by financing activities of approximately $1,528,572 was primarily attributable to the net proceeds of approximately $1,532,117 under the Company's revolving credit facility and term loan offset by principal payments on capital leases.

Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At June 30, 1998, gross Medicare and Medicaid receivables aggregated $4,711,285.

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

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Default Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits
                      None
                  (b) Reports on Form 8-K
                      The Company's current report on Form 8-K, date of report April 9, 1998 and filed on June 24, 1998, reporting on
                      Item 1 Note 1 to condensed consolidated financial statements regarding the business combination.
                  (c) The Company's  current  report of Form 8-K, date of report
                      April 9, 1998 and filed on April 17, 1998, reporting on a change of auditors for its fiscal year ending March 31, 1998

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCUHEALTH, INC.


Date: August 8, 1998               By: /s/ Glenn C. Davis
                                       ------------------------------------
                                           Glenn C. Davis, as
                                           President and Chief Executive Officer

Date: August  , 1998               By: /s/ Prisco J. Demercurio
                                       -------------------------------------
                                           Senior Vice President - Finance
                                           Chief Financial Officer