Form 10-Q
period 1998-09-30
ACCUHEALTH INC
filed 1998-11-23
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17292


                                ACCUHEALTH, INC.
             (Exact name of registrant as specified in its charter)

                New York                                   13-3176233
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


         1575 Bronx River Avenue
             Bronx, New York                                     10460
---------------------------------------                     --------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (718) 518-9511


     Indicate by check mark [X] whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                         Outstanding at November 13, 1998
   Common stock, par value $.01 per share               3,644,498 Shares

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------

Item 1.      Condensed Consolidated Financial Statements.

             Condensed Consolidated Balance Sheets at
             September 30, 1998 and March 31, 1998............................... 3

             Condensed Consolidated Statements of Operations
             for the three and six months ended September 30, 1998 and 1997...... 4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1998 and 1997................ 5

             Notes to Condensed Consolidated Financial
             Statements.......................................................... 6-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................11

Item 3       Quantitative and Qualitative Disclosures About Market Risk.
             Not Applicable......................................................15

PART II.     OTHER INFORMATION...................................................15

SIGNATURES ......................................................................15


                                        ACCUHEALTH, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)
ASSETS:
                                                                         September 30, 1998      March 31, 1998
                                                                         ------------------      --------------
Current Assets:
   Cash ............................................................        $         51           $        249
   Marketable Securities............................................               4,300                     --
   Accounts receivable, net.........................................              14,208                 10,299
   Inventories......................................................               1,849                  1,740
   Prepaid expenses and other current assets........................                 420                    295
                                                                            ------------           ------------
   Total Current Assets.............................................              20,828                 12,583

Revenue producing equipment, net....................................                 853                    493
Fixed assets, net...................................................               1,987                  2,060
Goodwill, net.......................................................               1,390                  1,401
Other assets........................................................                 100                    529
                                                                            ------------           ------------

   Total Assets.....................................................              25,158                 17,066
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Notes payable - revolving credit facility .......................               7,888                  4,737
   Notes payable - other ...........................................                 699                    470
   Accounts payable.................................................               5,742                  6,122
   Accrued expenses and other current liabilities...................               2,272                  2,154
   Current portion of capital lease - Facility......................                 267                     71
   Current portion of other capital lease obligations...............                 266                    176
                                                                            ------------           ------------

   Total Current Liabilities........................................              17,134                 13,730

12% Subordinated Debentures.........................................               5,750                     --
Notes payable - term loan...........................................                 750                    500
Notes payable - other...............................................                 554                  1,070
Capital lease - Facility, less current portion......................                  --                    232
Other capital lease obligations, less current portion...............                 199                    315
                                                                            ------------           ------------

   Total Liabilities................................................              24,387                 15,847
                                                                            ------------           ------------

Stockholders' Equity:
   6% Redeemable cumulative convertible preferred stock $.01 par value;
     $2,713,500 liquidation preference, authorized issued and
     outstanding 1,350,000 shares...................................                  13                     13
   Common stock $0.1 par value; authorized 15,000,000 shares;
     3,644,498 and 3,598,000 shares, respectively...................                  36                     36
   Additional paid-in capital.......................................               7,460                  7,386
   (Deficit)........................................................              (6,114)                (5,592)
                                                                            -------------          ------------
                                                                                   1,395                  1,843
   Less treasury stock (308,004 shares) at cost.....................                 624                    624
                                                                            ------------           ------------
Total Stockholders' Equity..........................................                 771                  1,219
                                                                            ------------           ------------

Total Liabilities and Stockholders' Equity..........................        $     25,158           $     17,066
                                                                            ============           ============

                                 See notes to consolidated financial statements.


                                              ACCUHEALTH, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (IN THOUSANDS)
                                                         (UNAUDITED)

                                                               Three Months Ended                   Six Months Ended
                                                                  September 30,                        September 30,
                                                        -------------------------------     --------------------------------
                                                             1998               1997              1998              1997
                                                        ------------       ------------     ------------        ------------

   Net sales..........................................  $      8,941       $      8,462     $     17,564        $     16,044
   Cost of goods sold.................................         5,146              4,372           10,285               8,554
                                                        ------------       ------------     ------------        ------------
   Gross profit.......................................         3,795              4,090            7,279               7,490
   Selling, general and administrative expenses.......         4,299              3,832            7,280               7,033
                                                        ------------       ------------     ------------        ------------

   Operating income (loss) ...........................          (504)               258              (1)                 459
   Interest expense...................................           392                190              649                 372
                                                        ------------       ------------     ------------        ------------

   Income (loss) before income taxes..................          (896)                68             (650)                 85
   Provision for income taxes.........................            --                162               --                 162
                                                        ------------       ------------     ------------        ------------
   Net income (loss)..................................  $       (896)      $        (94)    $       (650)       $        (77)
                                                        ============       =============    ============        ============


   Income (loss) per common share, applicable to
   common shareholders:
   Basic..............................................  $       (.27)      $       (.06)    $       (.20)       $       (.05)
                                                        ============       ============     ============        ============

   Diluted............................................  $       (.27)      $       (.05)    $       (.20)       $       (.04)
                                                        ============       ============     ============        ============
   Weighted number of common shares and
   equivalents outstanding:
    Basic.............................................     3,336,496          1,548,205        3,254,814           1,548,205
    Diluted...........................................     3,340,308          1,837,481        3,258,626           1,837,481

                                       See notes to consolidated financial statements.


                            ACCUHEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                       (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    --------------------
                                                                      1998        1997
                                                                    --------    --------
OPERATING ACTIVITIES:

Net income (loss) ...............................................   $   (650)   $    (77)

Adjustments to reconcile net income (loss)
to net cash  provided by operating activities:
    Depreciation and amortization ...............................        308         280

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable .........................................     (3,909)     (2,428)
    Inventories .................................................       (109)       (150)
    Prepaid expenses and other current assets ...................       (125)        296
    Other assets ................................................        429        (920)
    Accounts payable ............................................       (380)        820
    Accrued expenses and other current liabilities ..............         37         243
                                                                    --------    --------
    Cash provided (used) by operating activities ................     (4,399)     (1,936)
                                                                    --------    --------


INVESTING ACTIVITIES:
    Purchase of fixed assets ....................................       (186)       (249)
    Purchase of marketable securities ...........................     (4,300)         --
    Net change in goodwill ......................................        (68)        (15)
                                                                    --------    --------
    Cash (used in) provided by investing activities .............      4,554        (264)
                                                                    --------    --------

FINANCING ACTIVITIES:
    Proceeds from note payable - revolving credit facility ......     15,990      10,650
    Proceeds from subordinated debentures .......................      5,750          --
    Proceeds from term loan .....................................        250          --
    Payments on notes payable - revolving credit facility .......    (12,839)     (9,739)
    Proceeds (Payments) on notes payable - other ................       (287)        615
    Principal payments on capital lease - Facility ..............        (36)        (36)
    Issuance of capital stock ...................................         74         996
    Payments on other capital lease obligations .................       (147)        235
                                                                    --------    --------
    Cash provided by (used in) financing activities .............      8,755       2,249
                                                                    --------    --------

    Net increase (decrease) in cash .............................       (198)         49
    Cash at beginning of period .................................        249         309
                                                                    --------    --------
    Cash at end of period .......................................   $     51    $    358
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...............................................   $    415    $    350
                                                                    --------    --------

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Additions to capital leases .................................   $    121    $    130
                                                                    --------    --------
    Accrued dividends and accretion on redeemable preferred stock   $     27    $     40
                                                                    --------    --------

                See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the six-month period ended September 30, 1998 may not be indicative of the results for the full fiscal year.

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

EARNINGS PER SHARE

For the three months and six months ended September 30, 1998 and 1997, basic income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $0, and $40,500, respectively, for the three months ended September 30, 1998 and 1997 and $27,000 and $81,000, respectively, for the six months ended September 30, 1998 and 1997. Net income (loss) applicable to common stockholders for the three months ended September 30, 1998 and 1997, respectively, were (896,000) and (94,000), and (677,000) and (158,000)
for the six months ended September 30, 1998 and 1997, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4).

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

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

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 6.4% and 7.5% of the Company's net sales for the three months ended September 30, 1998 and 1997, respectively. And 7.1% and 8.5% for the six months ended September 30, 1998 and 1997, respectively. At September 30, 1998, this customer represented approximately 3.3% of the Company's gross receivables.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for prior periods are as follows:

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

                                                             Six Months Ended
                                                            September 30, 1997
                                                              (In Thousands)
                                                            ------------------
Net sales
   Accuhealth ......................................           $      8,883
   Healix ..........................................                  7,161
                                                               ------------
            Combined ...............................           $     16,044
                                                               ============

Net income (loss)
   Accuhealth ......................................           $        191
   Healix ..........................................                   (268)
                                                               ------------
            Combined ...............................           $        (77)
                                                               ============

NOTE 2 - NOTES  PAYABLE,  SUBORDINATED  DEBENTURES
PAYABLE AND CAPITAL LEASE OBLIGATIONS

Long-term debt at September 30, 1998 consists of the following:

12%  Subordinated  Debentures,   interest  payable
quarterly,   maturing   July  and   August   2003.                    $5,750,000

Notes payable to vendors bearing  interest ranging
from 10.5% to 12% with monthly  payments  totaling
$18,509 until July 2000.                                                 605,208

Notes payable bearing interest ranging from 10% to
14.5% with monthly payments totaling $40,714 until
February 2000.                                                           470,111

Notes payable to a Bank bearing  interest at rates
ranging from 2.9% to 10.25% with monthly  payments
totaling $3,418 due through August 1999.                                  32,461

Note payable to a stockholder  bearing interest at
9.75%. There are no scheduled  repayment terms and
payments  are  made  monthly  for  interest  only.                        53,500

Note payable bearing  interest at 10.95%,  monthly
payment  of $6,484,  from  March 1997 to  December
1998.                                                                     31,550

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

Note payable bearing interest at 10.375%,  monthly
payment of $925,  from  February  1997 to December
2000.  The loan is  personally  guaranteed  by the
Company's stockholders.                                                   23,018

Note payable bearing interest at 10.375%,  monthly
payment of $1,491 from  February  1997 to December
2000.  The loan is  personally  guaranteed  by the
Company's stockholders.                                                   36,947
                                                                      ----------

         Total Long Term Debt                                          7,002,795

         Less:  current maturities                                       699,000
                                                                      ----------

         Long Term Debt, net of current maturities                    $6,303,795
                                                                      ----------

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

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

The June 1, 1998 dividend was paid out in 46,526 shares of common stock on November 11, 1998. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at September 30, 1998. The Company has offered and the majority of preferred shareholders have opted to convert preferred shares to common at a premium of 15%. This conversion should be completed by December 1, 1998.

NOTE 5 - 12% SUBORDINATED DEBENTURES

On July 14, 1998 the Company entered into a Note Purchase Agreement with RFE Investment Partners L.P., ("RFE") whereby RFE purchased $5,000,000 of the Company's 12% Subordinated Debentures. On August 21, 1998, Amendment No. 1 to the Note Purchase Agreement was executed, whereby Sterling/Carl Marks Capital, Inc. was added as an "Additional Purchaser". Sterling/Carl Marks Capital, Inc. purchased an additional $750,000 of 12% Subordinated Debentures.

Terms and conditions relative to the debenture include the following:

Interest on the debentures is payable quarterly, in arrears. The Company may, at its sole discretion, accrue up to six quarterly interest payments, which would otherwise be due, until the maturity date.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

Such accrued interest payments shall bear interest at the same rate and are payable on the same terms as original interest on the debentures.

Maturity dates on the above debentures are July 14 and August 26, 2003 for RFE and Sterling/Carl Marks Capital, Inc., respectively.

NOTE 6 - SUBSEQUENT EVENTS

NOTE 6 - PROVISION FOR UNCOLLECTIBLE AMOUNT DUE FROM MAJOR CUSTOMER

Since December 1996, the Company has been providing services to HIP Health Plan of New Jersey ("HIP"). These services include such items as the provision of infusion therapy, skilled nursing, home health aides, durable medical equipment and supplies. In addition, within our engagement with HIP, the Company "manages" a local network of alternate site health care providers ("subcontractors") who are used in certain circumstances. These circumstances include those instances where the Company determines that the provision of health care services to a particular HIP patient may be more effectively or efficiently provided by a locally based company. Typically, the arrangement calls for the subcontractor to invoice the Company for these services and then in turn, the Company bills HIP for the services it and the subcontractor together provide.

In October 1997, HIP entered into a contract with Pinnacle Health Enterprises, ("PHE"), a subsidiary of PHP Health Care Corporation (PHP), wherein PHE would manage the medical risk and provide all the health care services and supplies to HIP members and pay claims and contracts with providers on behalf of HIP.

HIP requested that the Company coordinate its HIP network management and provider services and forward its invoices to PHE for processing and payment. No agreement was ever formally entered into with PHE and our letter of agreement has remained with HIP.

On October 27, 1998, the New Jersey State Commissioners of Banking and Insurance and the Commissioner of the Department of Health and Senior Services jointly brought an application before Chancery Division/Middlesex County for an order appointing the Commissioner of the Department of Banking and Insurance as Rehabilitator of HIP of New Jersey, Inc. doing business as HIP Health Plan of New Jersey.

As a provision of this order, all providers of health care services to HIP members, either directly or through a network relationship, are required to continue to provide such health care services until further notice. Further, the Commissioner of Health and Senior Services has written to all of HIP's providers stating that it is the State's "intention to work vigorously to ensure that payments to providers are made timely and are a top priority".

On November 19, 1998, PHP Healthcare Corp., including Pinnacle Health Enterprises filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This action followed HIP's announced intention to terminate its Health Services Agreement with Pinnacle.

Currently, the amount owed by HIP/PHE to the Company is approximately $1.5 million. Although we have recently received several payments on our outstanding invoices due from HIP/PHE, management is unable to determine with any certainty whether we will collect some or all of the remaining balance due.

Accordingly, the Company has increased its allowance for doubtful accounts by $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

Results of Operations

The results for the three and six months ended September 30, 1998 reflect the Company's merger with Healix Healthcare, Inc. on April 9, 1998. As indicated in
Note 1 of this Form 10-Q, the merger has been accounted for as a pooling of interests. Accordingly, the results for the three and six months ended September 30, 1997, have been restated to include the combined results of operations of Healix as though it had always been a part of the Company.

Three Months Ended September 30, 1998 and 1997

Net sales increased approximately $479,000 or 9.5% from the comparable 1997 quarter to $8.9 million for the three months ended September 30, 1998. The increase was the result of increases of approximately $1,057,000 and $200,000 in the Company's oral medication and durable medical equipment revenues, partially, offset, by a decrease in the Company's Infusion Services and Patient Care Services of approximately $780,000.

Gross profit for the three months ended September 30, 1998 and 1997 was approximately $3.79 and $4.09 million, respectively. Representing approximately 43% of net sales for the three months ended September 30, 1998 as compared to 48%, for the comparable prior year. Gross profit decreased primarily due to a decrease in higher margin infusion sales and an increase in lower margin oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $4.30 and $3.83 million or approximately 48.0% and 45.3% of net sales for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily a result of an increase in bad debt expense of $1.0 million (See Note
6), offset by decreases of approximately $250,000.

Six Months Ended September 30, 1998 and 1997

Net sales for the six months ended September 30, 1998 increased approximately $1,521,000 or 9% from the comparable 1997 period to 17.6 million. The increase was the result of increases of approximately $2,152,000 and $398,000 in the Company's oral medication and durable medical equipment revenues, partially offset by a decrease in the Company's infusion and patient care service revenues of approximately $434,000 and $545,000.

Gross profit for the six months ended September 30, 1998 and 1997 was approximately $7.3 and $7.4 million, respectively. Representing approximately 41% of net sales for the six months ended September 30, 1998 as compared to 47% for the six months ended September 30, 1997. Gross profit decreased primarily due to a decrease in higher margin infusion sales and an increase in lower margin oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $7.2 and $7.03 million or approximately 41.0% and 43.0% of net sales for the six months ended September 30, 1998 and 1997, respectively. The increase was primarily a result of an increase in bad debt expense of $1.0 million (See Note
6), offset by decreases of approximately $385,000 in customer service and marketing salaries, $210,000 of professional and other fees and $158,000 in delivery, rent and other expenses.

INTEREST EXPENSE. Net interest increased by $202,000 and $277,000 for the three and six months ended September 30, 1998. This increase is primarily a result of increased borrowing under the Company's lines of credit, which is in accord with the growth in accounts receivable, as well as the issuance of the Company's 12% subordinated debentures during the quarter.

PROVISION FOR INCOME TAXES.

No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

Financial Condition

As of September 30, 1998, the Company had working capital of approximately $3.7 million.

The  Company's  cash  provided by financing  activities  of  approximately  $8.8 million was primarily attributable to the net proceeds of approximately $3.0 under the Company's revolving credit facility and term loan and approximately $5.8 million from the issuance of 12% subordinated debentures, offset by principal payments on capital leases and other notes payable.

Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At September 30, 1998, gross Medicare and Medicaid receivables aggregated $6.1 million.

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

At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250,000. As a further component of this financing, the Company's current 6% Cumulative Convertible Preferred Stock will be converted to common stock in Accuhealth at a 15% discount to the original conversion price of $2.00. Accordingly, an additional 202,500 shares will be issued upon the conversion of the 1,350,000 preferred shares currently outstanding. On July 14, 1998, the Company completed the Note Purchase Agreement relative to the 12% Subordinated Debentures (See Note 5).

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

                  (c) The Company's  current  report on Form 8-K, date of report
                      April 9, 1998 and filed on April 17, 1998, reporting on a change of auditors for its fiscal year ending March 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCUHEALTH, INC.

Date: November 13, 1998            By: /s/ Glenn C. Davis
                                       ---------------------------------------
                                           Glenn C. Davis, as
                                           President and Chief Executive Officer

Date: November 13, 1998            By: /s/ Prisco J. DeMercurio
                                         -------------------------------------
                                           Senior Vice President - Finance
                                           Chief Financial Officer