Form 10-Q/A
period 1998-09-30
ACCUHEALTH INC
filed 1999-02-22
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------
                                   FORM 10-Q/A
                              ---------------------
                               (Amendment No. 1)

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

                         COMMISSION FILE NUMBER 0-17292


                                ACCUHEALTH, INC.
             (Exact name of registrant as specified in its charter)

                New York                                   13-3176233
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


         1575 Bronx River Avenue
             Bronx, New York                                     10460
---------------------------------------                     --------------
(Address of principal executive offices)                      (Zip Code)

                              -------------------
       Registrant's telephone number, including area code: (718) 518-9511

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

This report hereby amends Item 2 of Part I of Accuhealth, Inc.'s (the "Company" or the "Registrant") quarterly report on Form 10-Q for the period ended September 30, 1998 by adding the following information concerning Year 2000 issues:

Year 2000 Readiness

The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000 problem" and has developed a plan to resolve the issue. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

The Company is implementing its Year 2000 compliance program as part of a plan to replace and upgrade its information technology systems (the "Upgrade Program"). The Upgrade Program was initiated to replace information systems of certain subsidiaries of the Company acquired by merger, to fully integrate those systems with the Company's information technology systems, and to update the Company's information technology systems. The Company has divided the Upgrade Program into the following phases: assessment, planning, remediation and testing. The Company is currently approximately 15% complete with the Upgrade Program and anticipates being complete with all phases of the Upgrade Program, including Year 2000 compliance, by the fourth quarter of 1999. Although the Company believes that it will complete the Upgrade Program by the fourth quarter of 1999, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

The Company currently expects the Upgrade Program to be completed in a time frame to avoid any material adverse effect on operations. As of September 30, 1998, the Company had incurred approximately $70,000 to $90,000 of expenses in connection with the Upgrade Program. The Company expects to incur additional expenses of approximately $400,000 to complete the implementation of the Upgrade Program. The Company would have implemented the Upgrade Program irrespective of the Year 2000 problem, and although the Company expects that the implementation of the Upgrade Program will achieve Year 2000 compliance, the Company cannot separately assess the expenses relating to Year 2000 compliance. The Company's inability to complete Year 2000 compliance on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

The Company is in the early stages of initiating communications with its major vendors to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, obtaining Year 2000 compliance certifications or written assurances from its material vendors. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Management believes that the most significant risk to the Company from the Year 2000 Problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year
2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company is in the early stages of initiating communications with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company is in the process of generating a Year 2000 contingency plan in the event compliance is not achieved. In connection therewith, the Company expects to identify reasonably likely scenarios which could arise in the event of the Company's Year 2000 noncompliance. Once these scenarios have been identified, the Company will develop plans in an attempt to reduce the impact of these noncompliance scenarios on the Company and its core functions. The Company expects to be substantially complete with this contingency plan by the third quarter of 1999. However, there can be no assurance that this contingency plan will be completed on a timely basis or that such a plan will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

Potential consequences of the Company's failure to timely resolve its Year 2000 issues could include, among others, (i) the inability to accurately and timely process claims, respond to third party payor inquiries about claims, enroll customers, bill third party payors, collect receivables, pay vendors, record and disclose accurate data and perform other core functions, (ii) increased scrutiny by regulators and breach of contractual obligations, and (iii) litigations in connection therewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                ACCUHEALTH, INC.



Date:  February 22, 1999        By: /s/ GLENN C. DAVIS
                                   -------------------------------------
                                        Glenn C. Davis
                                        President and Chief Executive Officer


Date:  February 22, 1999        By: /s/ PRISCO DEMERCURIO
                                   -------------------------------------
                                        Prisco DeMercurio
                                        Chief Financial Officer