Form 10-Q
period 1998-12-31
ACCUHEALTH INC
filed 1999-02-22
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

     [ ]       TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17292


                                ACCUHEALTH, INC.
             ------------------------------------------------------
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

              Class                               Outstanding February 17, 1999
Common Stock, par value $.01 per share                   5,080,586 Shares


                                ACCUHEALTH, INC. AND SUBSIDIARIES

                                              INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements.

          Condensed Consolidated Balance Sheets at December 31, 1998 and March 31, 1998....     3

          Condensed Consolidated Statements of Operations for the three and
          nine months ended December 31, 1998 and 1997.....................................     4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended December 31, 1998 and 1997.................................................     5

          Notes to Condensed Consolidated Financial Statements.............................   6 - 11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................................    12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk Not Applicable........    15

Part II.  OTHER INFORMATION................................................................    15

          SIGNATURES.......................................................................    15


                                    ACCUHEALTH, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

ASSETS:                                                                DECEMBER 31, 1998  MARCH 31, 1998
                                                                       -----------------  --------------
Current Assets:
    Cash .............................................................   $           31    $        249
    Marketable Securities ............................................            3,647              --
    Accounts receivable, net .........................................           15,167          10,299
    Inventories ......................................................            2,969           1,740
    Prepaid expenses and other current assets ........................              452             295
                                                                         --------------    ------------
    Total Current Assets .............................................           22,266          12,583

Revenue producing equipment, net .....................................              820             493
Fixed assets, net ....................................................            1,995           2,060
Goodwill, net ........................................................            1,327           1,401
Other assets .........................................................               86             529
                                                                         --------------    ------------

    Total Assets .....................................................           26,494          17,066
                                                                         ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Notes payable - revolving credit facility ........................            8,960           4,737
    Notes payable - other ............................................              787             470
    Margin Loan payables .............................................        1,000,002              --
    Accounts payable .................................................            5,143           6,122
    Accrued expenses and other current liabilities ...................            2,212           2,154
    Current portion of capital lease - Facility ......................              251              71
    Current portion of other capital lease obligations ...............              322             176
                                                                         --------------    ------------

    Total Current Liabilities ........................................           18,675          13,730

12% Subordinated Debentures ..........................................            6,250              --
Notes payable - term loan ............................................              750             500
Notes payable - other ................................................              192           1,070
Capital lease - Facility, less current portion .......................               --             232
Other capital lease obligations, less current portion ................              294             315
                                                                         --------------    ------------

    Total Liabilities ................................................            7,486          15,847
                                                                         --------------    ------------

Stockholders' Equity:
  6% Redeemable cumulative convertible preferred stock $.01 par value;
    $2,713,500 liquidation preference, authorized issued and
    outstanding 1,350,000 shares .....................................                1              13
  Common stock $0.1 par value; authorized 15,000,000 shares;
    3,644,498 and 3,598,000 shares, respectively .....................               51              36
    Additional paid-in capital .......................................            7,474           7,386
    (Deficit) ........................................................            6,569          (5,592)
                                                                         --------------    ------------
                                                                                    957           1,843
    Less treasury stock (308,004 shares) at cost .....................              624             624
                                                                         --------------    ------------
Total Stockholders' Equity ...........................................              333           1,219
                                                                         --------------    ------------

Total Liabilities and Stockholders' Equity ...........................   $       26,494    $     17,066
                                                                         ==============    ============

                             See notes to consolidated financial statements.

                                               ACCUHEALTH, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         IN THOUSANDS
                                                          (UNAUDITED)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            DECEMBER 31,                   DECEMBER 31,
                                                                     --------------------------    --------------------------
                                                                        1998            1997            1998          1997
                                                                     -----------    -----------    -----------    -----------
Net sales ........................................................   $     9,973    $     8,205    $    27,460    $    24,249
Cost of goods sold ...............................................         6,193          5,253         16,478         13,807
                                                                     -----------    -----------    -----------    -----------
Gross profit .....................................................         3,780          2,952         10,982         10,442
Selling, general and administrative expenses .....................         3,999          2,792         11,202          9,825
                                                                     -----------    -----------    -----------    -----------

Operating (loss) income ..........................................          (219)           160           (220)           617
Interest expense .................................................           228            219            877            591
                                                                     -----------    -----------    -----------    -----------

Income (loss) before income taxes ................................          (447)           (59)        (1,097)            26

Provision for income taxes .......................................            --            162             --            162
                                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................................   $      (447)   $      (221)   $    (1,097)   $      (136)
                                                                     ===========    ===========    ===========    ===========


Income (loss) per common share, applicable to common shareholders:
Basic - continuing operations ....................................   $      (.13)   $      (.14)   $      (.33)   $      (.09)
                                                                     ===========    ===========    ===========    ===========

Diluted - continuing operations ..................................   $      (.13)   $      (.12)   $      (.32)   $      (.07)
                                                                     ===========    ===========    ===========    ===========

Weighted number of common shares and equivalents outstanding:
 Basic ...........................................................     3,336,494      1,548,205      3,276,871      1,548,205
 Diluted .........................................................     3,441,880      1,837,481      3,382,257      1,837,481

                                        See notes to consolidated financial statements.

                                                               4

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                        ------------------
                                                                        1998          1997
                                                                        ----          ----
OPERATING ACTIVITIES:
Net income (loss) ...............................................   $   (650)   $    (77)

Adjustments to reconcile net income (loss)
to net cash  provided by operating activities:
    Depreciation and amortization ...............................        308         280

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable .........................................     (3,909)     (2,428)
    Inventories .................................................       (109)       (150)
    Prepaid expenses and other current assets ...................       (125)        296
    Other assets ................................................        429        (920)
    Accounts payable ............................................       (380)        820
    Accrued expenses and other current liabilities ..............         37         243
                                                                    --------    --------
    Cash provided (used) by operating activities ................     (4,399)     (1,936)
                                                                    --------    --------

INVESTING ACTIVITIES:
    Purchase of fixed assets ....................................       (186)       (249)
    Purchase of marketable securities ...........................     (4,300)         --
    Net change in goodwill ......................................        (68)        (15)
                                                                    --------    --------
    Cash (used in) provided by investing activities .............      4,554        (264)
                                                                    --------    --------

FINANCING ACTIVITIES:
    Proceeds from note payable - revolving credit facility ......     15,990      10,650
    Proceeds from subordinated debentures .......................      5,750          --
    Proceeds from term loan .....................................        250          --
    Payments on notes payable - revolving credit facility .......    (12,839)     (9,739)
    Proceeds (Payments) on notes payable - other ................       (287)        615
    Principal payments on capital lease - Facility ..............        (36)        (36)
    Issuance of capital stock ...................................         74         996
    Payments on other capital lease obligations .................       (147)        235
                                                                    --------    --------
    Cash provided by (used in) financing activities .............      8,755       2,249
                                                                    --------    --------

    Net increase (decrease) in cash .............................       (198)         49
    Cash at beginning of period .................................        249         309
                                                                    --------    --------
    Cash at end of period .......................................   $     51    $    358
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...............................................   $    415    $    350
                                                                    --------    --------

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Additions to capital leases .................................   $    121    $    130
                                                                    --------    --------
    Accrued dividends and accretion on redeemable preferred stock   $     27    $     40
                                                                    --------    --------

            See notes to condensed consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and principally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the periods reported have been included. Operating results for the nine-month period ended December 31, 1998 may not be indicative of the results for the full fiscal year.

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

EARNINGS PER SHARE

For the three months and nine months ended December 31, 1998 and 1997, basic income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $3,150, and $40,500, respectively, for the three months ended December 31, 1998 and 1997 and $19,800 and $121,5,00, respectively, for the nine months ended December 31, 1998 and 1997. Net income (loss) applicable to common stockholders for the three months ended December 31, 1998 and 1997, respectively, were ($447,000) and $29,000, and ($1,097,000) and
$219,000 for the nine months ended December 31, 1998 and 1997, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4).

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

INCOME TAXES

The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by FASB Statement No. 109 "Accounting for Income Taxes."

MAJOR CUSTOMER

The Company's revenues from one customer accounted for 5.5% and 15% of the Company's net sales for the three months ended December 31, 1998 and 1997, respectively. And 6.5% and 16.5% for the nine months ended December 31, 1998 and 1997, respectively. At December 31, 1998, this customer represented approximately 2.3% of the Company's gross receivables.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for prior periods are as follows:

                                                         Nine Months Ended
                                                         December 31, 1998
                                                         -----------------
             Net sales
                Accuhealth ......................        $         16,476
                Healix ..........................                  10,984
                                                         ----------------
                         Combined ...............        $         27,460
                                                         ================

             Net income (loss)
                Accuhealth ......................        $        103,000
                Healix ..........................              (1,200,000)
                                                         ----------------
                         Combined ...............        $     (1,097,000)
                                                         ================

NOTE 2 - NOTES PAYABLE, SUBORDINATED DEBENTURES PAYABLE  AND
         CAPITAL LEASE OBLIGATIONS
Long-term debt at December 31, 1998 consists of the following:

12% Subordinated Debentures, interest payable
quarterly,  maturing July, August and October, 2003 .....................   $6,250,000

Notes payable to vendors bearing interest ranging
from 10.5% to 12% with monthly payments totaling
$18,509 until July 2000 .................................................      463,500

Notes payable bearing interest ranging from
10% to 14.5% with monthly  payments  totaling $40,714 until February 2000      353,695


                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

Notes payable to a Bank bearing interest at rates
ranging from 2.9% to 10.25% with monthly payments
totaling $3,748 due through August 1999 .................................       35,342

Note payable to a stockholder bearing interest
at 9.75%. There are no scheduled repayment terms
and payments are made monthly for interest only .........................       52,500

Note payable bearing interest at 10.95%, monthly
payment of $6,484,  from March 1997 to December 1998 ....................       25,854

Note payable bearing interest at 10.375%, monthly
payment of $925, from February 1997 to
December 2000.  The loan is personally guaranteed
by the Company's stockholders ...........................................       22,288

Note payable bearing interest at 10.375%, monthly
payment of $1,491 from February 1997 to
December 2000. The loan is personally guaranteed
by the Company's stockholders ...........................................       35,775
                                                                            ----------

      Total Long Term Debt ..............................................    7,238,954

      Less:  current maturities .........................................      787,175
                                                                            ----------
      Long Term Debt, net of current maturities .........................   $6,451,779
                                                                            ==========

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

CAPITAL LEASE OBLIGATIONS

The Company leases its principal offices and warehouse facility and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which extend through September 30, 2001.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

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

OTHER CAPITAL LEASES

The Company leases durable medical equipment under capital lease agreements that extend through November 30, 2001.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

The June 1, 1998 dividend was paid out in 46,526 shares of common stock on November 11, 1998. Accrued and unpaid dividends are included in accrued expenses and other current liabilities at December 31, 1998. The Company has offered and the majority of preferred shareholders opted to convert a total of 1,245,000 preferred shares into 1,431,750 common shares effective December 1, 1998. This represented a premium of 15% to the preferred shareholders.

NOTE 5 - 12% SUBORDINATED DEBENTURES

On July 14, 1998 the Company entered into a Note Purchase Agreement with RFE Investment Partners L.P., (""RFE") whereby RFE purchased $5,000,000 of the Company's 12% Subordinated Debentures. On August 21, 1998, Amendment No. 1 to the Note Purchase Agreement was executed, whereby Sterling/Carl marks Capital, Inc. was added as an "Additional Purchaser". Sterling/Carl marks Capital, Inc. purchased an additional $750,000 of 12% Subordinated Debentures. On October 26, 1998, Amendment No. 2 to the Note Purchase Agreement was executed, whereby Austin Marxe was added as an "Additional Purchaser". Austin Marxe purchased an additional $500,000 of 12% Subordinated Debentures.

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

Maturity dates on the above debentures are July 14, August 26, and October 26, 2003 for RFE, Sterling/Carl Marks Capital, Inc., and Austin Marxe, respectively.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

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

RESULTS OF OPERATIONS

The results for the three and nine months ended December 31, 1998 reflect the Company's merger with Healix Healthcare, Inc. on April 9, 1998. As indicated in
Note 1 of this Form 10-Q, the merger has been accounted for as a pooling of interests. Accordingly, the results for the three and nine months ended December 31, 1997, have been restated to include the combined results of operations of Healix as though it had always been a part of the Company.

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net sales increased approximately $1,768,000 or 18% from the comparable 1997 quarter to $9.97 million for the three months ended December 31, 1998. The increase was the result of increases of approximately $2,000,000 and $400,000 in the Company's oral medication and durable medical equipment revenues, partially, offset, by a decrease in the Company's Infusion Services and Patient Care Services of approximately $632,000.

Gross profit for the three months ended December 31, 1998 and 1997 was approximately $3.78 and $2.95 million, respectively. Representing approximately 37% of net sales for the three months ended December 31, 1998 as compared to 36%, for the comparable prior year. Gross profit decreased primarily due to a decrease in higher margin infusion sales and an increase in lower margin oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $3.99 and $2.79 million or approximately 40% and 34% of net sales for the three months ended December 31, 1998 and 1997, respectively. The increases were primarily due to increases in salaries, delivery and other expenses of approximately $1.20 million.

NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net sales for the nine months ended December 31, 1998 increased approximately $3.21 million or 12% from the comparable 1997 period to 27.5 million. The increase was the result of increases of approximately $3.00 million and $1.00 million in the Company's oral medication and durable medical equipment revenues, partially offset by a decrease in the Company's infusion and patient care service revenues of approximately $879,000.

Gross profit for the nine months ended December 31, 1998 and 1997 was approximately $10.982 and $10.442 million, respectively. Representing approximately 39% of net sales for the nine months ended December 31, 1998 as compared to 43% for the nine months ended December 31, 1997. Gross profit decreased primarily due to a decrease in higher margin infusion sales and an increase in lower margin oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $11.202 and $9.82 million or approximately 41% and 41% of net sales for the nine months ended December 31, 1998 and 1997, respectively. The increase was primarily due to increases in salaries, delivery and other expenses of approximately $1.4 million.

INTEREST EXPENSE. Net interest increased by $9,000 and $286,000 for the three and nine months ended December 31, 1998. This increase is primarily a result of increased borrowing under the Company's lines of credit, which is in accord with the growth in accounts receivable, as well as the issuance of the Company's 12% subordinated debentures during the quarter.

PROVISION FOR INCOME TAXES.

No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

FINANCIAL CONDITION

As of September 30, 1998, the Company had working capital of approximately $3.6 million.

The Company's cash provided by financing activities of approximately $8.8 million was primarily attributable to the net proceeds of approximately $3 million under the Company's revolving credit facility and term loan and approximately $5.8 million from the issuance of 12% subordinated debentures, offset by principal payments on capital leases and other notes payable.

Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At September 30, 1998, gross Medicare and Medicaid receivables aggregated $6.0 million.

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

At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250,000. On July 14, 1995, the Company completed the Note Purchase Agreement relative to the 12% Subordinated Debentures (See Note 5), in addition to 1, 245,000 preferred shares converted. As a further component of this financing, the majority of the Company's current 6% Cumulative Convertible Preferred Stock was converted to common stock at a 15% discount to the original conversion price of $2.00. This conversion was effective December 1, 1998. Accordingly, an additional 186,750 shares were issued.

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

The Company is implementing its Year 2000 compliance program as part of a plan to replace and upgrade its information technology systems (the "Upgrade Program"). The Upgrade Program was initiated to replace information systems of certain subsidiaries of the Company acquired by merger, to fully integrate those systems with the Company's information technology systems, and to update the Company's information technology systems. The Company has divided the Upgrade Program into the following phases: assessment, planning, remediation and testing. The Company is currently approximately 30% complete with the Upgrade Program and anticipates being complete with all phases of the Upgrade Program, including Year 2000 compliance, by the fourth quarter of 1999. Although the Company believes that it will complete the Upgrade Program by the fourth quarter of 1999, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

The Company currently expects the Upgrade Program to be completed in a time frame to avoid any material adverse effect on operations. As of December 31, 1998, the Company had incurred approximately $160,000 of expenses in connection with the Upgrade Program. The Company expects to incur additional expenses of approximately $400,000 to complete the implementation of the Upgrade Program. The Company would have implemented the Upgrade Program irrespective of the Year 2000 problem, and although the Company expects that the implementation of the Upgrade Program will achieve Year 2000 compliance, the Company cannot separately assess the expenses relating to Year 2000 compliance. The Company's inability to complete Year 2000 compliance on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

The Company has initiated communications with its major vendors to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, obtaining Year 2000 compliance certifications or written assurances from its material vendors. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Management believes that the most significant risk to the Company from the Year 2000 Problem is the effect such issues may have on third party payors, such as Medicare. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year
2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company has initiated communications with its third party payors to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third party payors to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q include information that is forward looking, such as the Company's plans to obtain additional financing. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's Year 2000 readiness, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q.

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

                                   ACCUHEALTH, INC.

Date: February 22, 1999            By: /s/ GLENN C. DAVIS
                                       ---------------------------------------
                                           Glenn C. Davis, as
                                           President and Chief Executive Officer

Date: February 22, 1999            By: /s/ PRISCO J. DEMERCURIO
                                         -------------------------------------
                                           Prisco J. DeMercurio
                                           Senior Vice President - Finance
                                           Chief Financial Officer