Form 10-Q/A
period 1998-12-31
ACCUHEALTH INC
filed 1999-03-02
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

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


                                    ACCUHEALTH, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

ASSETS:                                                                DECEMBER 31, 1998  MARCH 31, 1998
                                                                       -----------------  --------------
Current Assets:
    Cash .............................................................   $          212    $        249
    Marketable Securities ............................................            3,647              --
    Accounts receivable, net .........................................           14,691          10,299
    Inventories ......................................................            2,969           1,740
    Prepaid expenses and other current assets ........................              452             295
                                                                         --------------    ------------
    Total Current Assets .............................................           21,971          12,583

Revenue producing equipment, net .....................................              820             493
Fixed assets, net ....................................................            1,995           2,060
Goodwill, net ........................................................            1,327           1,401
Other assets .........................................................               86             529
                                                                         --------------    ------------

    Total Assets .....................................................           26,199          17,066
                                                                         ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Notes payable - revolving credit facility ........................            8,484           4,737
    Notes payable - other ............................................              787             470
    Margin Loan payables .............................................            1,000              --
    Accounts payable .................................................            5,143           6,122
    Accrued expenses and other current liabilities ...................            2,212           2,154
    Current portion of capital lease - Facility ......................              251              71
    Current portion of other capital lease obligations ...............              322             176
                                                                         --------------    ------------

    Total Current Liabilities ........................................           18,199          13,730

12% Subordinated Debentures ..........................................            6,250              --
Notes payable - term loan ............................................              750             500
Notes payable - other ................................................              192           1,070
Capital lease - Facility, less current portion .......................               --             232
Other capital lease obligations, less current portion ................              294             315
                                                                         --------------    ------------

    Total Liabilities ................................................           25,685          15,847
                                                                         --------------    ------------

Stockholders' Equity:
  6% Redeemable cumulative convertible preferred stock $.01 par value;
    $2,713,500 liquidation preference, authorized issued and
    outstanding 1,350,000 shares .....................................                1              13
  Common stock $0.1 par value; authorized 15,000,000 shares;
    3,644,498 and 3,598,000 shares, respectively .....................               51              36
    Additional paid-in capital .......................................            7,474           7,386
    (Deficit) ........................................................           (6,388)         (5,592)
                                                                         --------------    ------------
                                                                                  1,138           1,843
    Less treasury stock (308,004 shares) at cost .....................              624             624
                                                                         --------------    ------------
Total Stockholders' Equity ...........................................              514           1,219
                                                                         --------------    ------------

Total Liabilities and Stockholders' Equity ...........................   $       26,199    $     17,066
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

                                               ACCUHEALTH, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         IN THOUSANDS
                                                          (UNAUDITED)

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            DECEMBER 31,                   DECEMBER 31,
                                                                     --------------------------    --------------------------
                                                                        1998            1997            1998          1997
                                                                     -----------    -----------    -----------    -----------
Net sales ........................................................   $     9,973    $     8,205    $    27,460    $    24,249
Cost of goods sold ...............................................         6,026          5,253         16,311         13,807
                                                                     -----------    -----------    -----------    -----------
Gross profit .....................................................         3,947          2,952         11,149         10,442
Selling, general and administrative expenses .....................         3,757          2,792         10,960          9,825
                                                                     -----------    -----------    -----------    -----------

Operating (loss) income ..........................................          (190)           160            189            617
Interest expense .................................................           456            219          1,105            591
                                                                     -----------    -----------    -----------    -----------

Income (loss) before income taxes ................................          (266)           (59)          (916)            26

Provision for income taxes .......................................            --            162             --            162
                                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................................   $      (266)   $      (221)   $      (916)   $      (136)
                                                                     ===========    ===========    ===========    ===========


Income (loss) per common share, applicable to common shareholders:
Basic - continuing operations ....................................   $      (.08)   $      (.14)   $      (.28)   $      (.09)
                                                                     ===========    ===========    ===========    ===========

Diluted - continuing operations ..................................   $      (.08)   $      (.12)   $      (.27)   $      (.07)
                                                                     ===========    ===========    ===========    ===========

Weighted number of common shares and equivalents outstanding:
 Basic ...........................................................     3,336,494      1,548,205      3,276,871      1,548,205
 Diluted .........................................................     3,441,880      1,837,481      3,382,257      1,837,481

                                        See notes to consolidated financial statements.

                                                               4

                           ACCUHEALTH, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      IN THOUSANDS
                                      (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1998        1997
                                                                  --------    --------
Operating Activities:
Net income (loss) .............................................   $   (916)   $    190
Adjustments to  reconcile  net income (loss)
  to net cash  provided by operating activities:
  Depreciation and amortization ...............................        570         552

Changes in operating assets and liabilities:
  Accounts receivable .........................................     (4,392)     (2,021)
  Inventories .................................................     (1,229)       (298)
  Prepaid expenses and other current assets ...................       (157)        387
  Other assets ................................................        443        (232)
  Accounts payable ............................................       (979)      1,072
  Accrued expenses and other current liabilities ..............         58         590
                                                                  --------    --------
  Cash provided (used) by operating activities ................     (6,602)       (241)
                                                                  --------    --------

Investing Activities:
  Purchase of fixed assets ....................................       (584)       (496)
  Purchase of marketable securities ...........................     (4,249)         --
                                                                  --------    --------
  Cash (used in) provided by investing activities .............     (4,833)       (496)
                                                                  --------    --------

Financing Activities:
  Proceeds from note payable - revolving credit facility ......     24,381      12,760
  Proceeds from subordinated debentures .......................      6,250          --
  Proceeds from term loan .....................................        250          --
  Proceeds from sale of marketable securities .................        700          --
  Proceeds from margin loan ...................................      1,000          --
  Payments on notes payable - revolving credit facility .......    (20,634)    (12,535)
  Proceeds from notes payable - other .........................        600         708
  Principal payments on notes payable - other .................     (1,161)       (643)
  Principal payments on capital lease obligations .............        (77)        (30)
  Issuance of capital stock ...................................         89         977
  Increase in Other Assets - Goodwill .........................         --        (946)
                                                                  --------    --------
  Cash provided by (used in) financing activities .............     11,398       1,237
                                                                  --------    --------

  Net increase (decrease) in cash .............................        (37)        982
  Cash at beginning of period .................................        249         309
                                                                  --------    --------
  Cash at end of period .......................................   $    212    $  1,291
                                                                  --------    --------

Supplemental disclosure of cash flow information:
  Interest paid ...............................................   $    773    $    581
                                                                  --------    --------

Noncash investing and financing activities:
  Additions to capital leases .................................   $    150    $    130
                                                                  --------    --------
  Accrued dividends and accretion on redeemable preferred stock   $     20    $     40
                                                                  --------    --------

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

EARNINGS PER SHARE

For the three months and nine months ended December 31, 1998 and 1997, basic income (loss) per share has been calculated by dividing the net income (loss) applicable to common stock by the weighted average of common stock and common stock equivalents outstanding during the period. Dividends attributable to the redeemable preferred stock were $3,150, and $40,500, respectively, for the three months ended December 31, 1998 and 1997 and $19,800 and $121,5,00, respectively, for the nine months ended December 31, 1998 and 1997. Net income (loss) applicable to common stockholders for the three months ended December 31, 1998 and 1997, respectively, were ($269,000) and $29,000, and ($936,000) and $219,000 for the nine months ended December 31, 1998 and 1997, respectively. On a fully diluted basis, both the net income (loss) and shares outstanding, if applicable, are adjusted to assume the conversion of convertible preferred stock from the date of issue and for the incremental option shares for fully diluted purposes (See Note 4).

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for prior periods are as follows:

                                                         Nine Months Ended
                                                         December 31, 1998
                                                         -----------------
             Net sales
                Accuhealth ......................        $         16,476
                Healix ..........................                  10,984
                                                         ----------------
                         Combined ...............        $         27,460
                                                         ================

             Net income (loss)
                Accuhealth ......................        $        103,000
                Healix ..........................              (1,019,000)
                                                         ----------------
                         Combined ...............        $       (916,000)
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

In lieu of rent the Company pays principal on the Bonds in quarterly installments of $17,875, plus interest at the rate of prime (7 3/4% at December 31, 1998) plus 1%. On April 28, 1994, in conjunction with the Rosenthal financing the Company made an additional principal payment of $143,000. A final balloon payment of $232,375 plus interest thereon is due on April 1, 1999. Each of the Company's wholly owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year.

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

The amount owed by HIP/PHE to the Company was approximately $1.5 million. Although we have recently received several payments on our outstanding invoices due from HIP/PHE, management is unable to determine with any certainty whether we will collect some or all of the remaining balance due.

Accordingly, the Company increased its allowance for doubtful accounts by $1.0 million.

In December 1998, the Company  received  $795,000  representing  30% of open HIP
claims   through   November  20,  1998.   This  was  in  concert  with  the  HIP
Rehabilitation Plan implemented by the State of New Jersey.

On February 17, 1999, the State of New Jersey converted its plan for rehabilitation into a filing for liquidation. Under this order, current HIP members will be required to seek insurance coverage with alternate providers by March 31, 1999. Accuhealth has been proactive in helping members transfer coverage in effort to effect continued care and to follow and retain patients where possible. Accuhealth has secured advanced payment against outstanding claims (approximately $400,000), and has an agreement in place to receive advances for each weeks' services provided during this liquidation period.

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

Gross profit for the three months ended December 31, 1998 and 1997 was approximately $3.95 and $2.95 million, respectively. Representing approximately 39% of net sales for the three months ended December 31, 1998 as compared to 36%, for the comparable prior year. The gross profit increase was due primarily to incremental cost savings relating to oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $3.76 and $2.79 million or approximately 38% and 34% of net sales for the three months ended December 31, 1998 and 1997, respectively. The increases were primarily due to increases in salaries, delivery and other expenses of approximately $.97 million.

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

Gross profit for the nine months ended December 31, 1998 and 1997 was approximately $11.1 and $10.4 million, respectively. Representing approximately 40% of net sales for the nine months ended December 31, 1998 as compared to 43% for the nine months ended December 31, 1997. Gross profit decreased primarily due to a decrease in higher margin infusion sales and an increase in lower margin oral medication and institutional pharmacy sales.

Selling, general and administrative expenses ("SG&A") were approximately $10.96 and $9.82 million or approximately 40% and 41% of net sales for the nine months ended December 31, 1998 and 1997, respectively. The increase was primarily due to increases in salaries, delivery and other expenses of approximately $1.14 million.

INTEREST EXPENSE. Net interest increased by $237,000 and $514,000 for the three and nine months ended December 31, 1998. This increase is primarily a result of increased borrowing under the Company's lines of credit, which is in accord with the growth in accounts receivable, as well as the issuance of the Company's 12% subordinated debentures during the quarter.

PROVISION FOR INCOME TAXES.

No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

FINANCIAL CONDITION

As of September 30, 1998, the Company had working capital of approximately $3.8 million.

The Company's cash provided by financing activities of approximately $11.4 million was primarily attributable to the net proceeds of approximately $4.0 million under the Company's revolving credit facility and term loan, approximately $6.3 million from the issuance of 12% subordinated debentures and approximately $1.0 million from its margin borrowings, offset by principal payments on capital leases and other notes payable.

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

                                  ACCUHEALTH, INC.

Date: March 1, 1999               By: /s/ GLENN C. DAVIS
                                       ---------------------------------------
                                           Glenn C. Davis, as
                                           President and Chief Executive Officer

Date: March 1, 1999               By: /s/ PRISCO J. DEMERCURIO
                                         -------------------------------------
                                           Prisco J. DeMercurio
                                           Senior Vice President - Finance
                                           Chief Financial Officer