Form 10-K
period 1999-03-31
ACCUHEALTH INC
filed 1999-07-14
CIK 840401

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     (Mark One)

|X|  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended March 31, 1999

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

         As of June 29, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,880,808.

         As of June 29, 1999, there were 4,819,589 shares of the Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Accuhealth, Inc. (the "Company") is one of the largest integrated providers of comprehensive home health care services in the New York, New Jersey and Connecticut area. Together with its wholly owned subsidiaries, the Company provides comprehensive home health care services, including administration of a wide array of infusion therapies, sales of oral medications and sales and rentals of durable medical equipment ("DME") and related supplies and home nursing. The Company has implemented a Regional Growth Strategy, expanding from one location in one state in 1996, to three offices in two states at June 30, 1999. The Company was incorporated in the State of New York on August 25, 1983. Effective August 20, 1990, the present name, Accuhealth, Inc., was adopted pursuant to an amendment to the Company's Certificate of Incorporation. The Company's principal offices are located at 1575 Bronx River Avenue, Bronx, New York 10460, and its telephone number is (718) 518-9511. Unless the context otherwise requires, references herein to the "Company" include Accuhealth, Inc. and all of its wholly owned subsidiaries.

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

         During the fiscal year ended March 31, 1999, management determined that the goodwill resulting from the PHCIS acquisition and Americare (a subsidiary of Healix) was impaired and warranted write off of the remaining balance. The impairment resulted from a severe decline in revenue, primarily caused by the filing for liquidation of HIP of New Jersey in February 1999.

         On December 1, 1997, the Company and Healix Healthcare, Inc. ("Healix") entered into an agreement and plan of merger (the "Merger Agreement") which provided for the merger of Healix with and into the Company (the "Merger"), with the Company being the surviving corporation. The Merger was consummated on April 9, 1998. In accordance with the Healix Merger Agreement, the shareholders of Healix received .740721 shares of the Company's common stock for each share of Healix common stock in a tax free exchange, with an aggregate of 1,488,850 shares of the Company's common stock issued in exchange for all of the issued and outstanding common shares of Healix. The merger resulted in Healix becoming a wholly owned subsidiary of Accuhealth, Inc. and was accounted for as a pooling of interests.

         Healix, together with its wholly owned subsidiaries, provides a full range of healthcare services to the alternate site including infusion therapy, home medical equipment, renal dialysis, skilled nursing and home health services. Healix is accredited by the JCAHO of Healthcare Organizations ("JCAHO") and operates throughout New York and New Jersey.

         The Company has diversified its business mix from approximately 61% of home infusion therapy revenues in 1996 to 40% for the year ended March 31, 1999. This shift reflects the addition and growth in institutional pharmacy management services, and sales of home medical equipment and oral medications. The Company expects that it will continue to shift its business mix towards home medical equipment and institutional pharmacy services and oral medications. Home infusion therapy however, will continue to represent an important part of the Company's business mix.

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

INDUSTRY OVERVIEW

Home health care is among the fastest growing segments of the health care industry with estimated annual expenditures of 36.1 billion in 1995, up from an estimated $12.9 billion in 1990, representing a compounded annual growth rate of approximately 23%. The underlying growth factors in the home health care industry include: (i) the cost-effective nature of home health care; (ii) an increasing number of patients due to growth in the elderly population; (iii) technological advances that expand the range of home health care procedures; and
(iv) patient preference for treatment in the home.

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

BUSINESS STRATEGY

Accuhealth's business objective is to enhance its position as one of the leading integrated providers of comprehensive home health care services in New York, Connecticut and New Jersey. Elements of the Company's strategy include:

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

RESPIRATORY THERAPY/MEDICAL EQUIPMENT. The Company provides a wide variety of home respiratory, monitoring and medical equipment. Respiratory therapists provide care to the patient according to the physician-directed plan of care and educate the patient and the family or other care giver regarding treatment requirements, use of equipment and self-care. The Company rents, sells and services respiratory equipment for patient use in the home and supplies patients with aerosol medications for use in respiratory therapy treatments. The Company's principal respiratory services include:

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

         Because the Company can provide oral medications to its home health care customers, the Company promotes itself as a "one-stop shop" for infusion therapy, durable medical equipment and pharmaceuticals. The Company stocks pharmaceuticals not widely used by the general population to meet the needs of critically ill patients.

         The Company has made special efforts to meet the needs of persons afflicted with AIDS. The Company has a contract with a nursing service program to supply DME for persons suffering from AIDS and provides special instructions to employees who visit the homes of persons afflicted with AIDS and other communicable diseases. The Company also markets to certain freestanding
AIDS-specific rehabilitation centers and hospitals. The Company currently provides products and services to patients in two such facilities (Rivington House and Phoenix House both in Manhattan).

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

The retention of qualified employees is a high priority for the Company. As of March 31, 1999, the Company employs 180 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

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

Like other health care companies, the Company's revenues and profitability are adversely affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of bills for services and negotiating reduced contract pricing. Home health care, which is generally less costly to third-party payors than hospital-based care, has benefited from such cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing costs of health care delivery at non-hospital sites are increasing.

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

The Company believes that the insurance that it maintains, in relationship to the size of its business, is customary in the home healthcare industry. However, there can be no assurance that any such insurance will be adequate to cover the Company's liabilities.

CUSTOMERS

During the years ended March 31, 1999, 1998 and 1997, services provided to Rivington House accounted for 14%, 15% and 19%, respectively, of the Company's net sales for that year.

SUPPLIERS

The Company does not depend upon a limited number of suppliers for the conduct of its continuing business and generally has second sources for all of the materials and products used in its business. The Company purchases drugs, solutions, medical equipment and other materials and leases certain equipment in connection with the Company's business from many suppliers and distributors. The Company is not currently experiencing and does not anticipate that it will experience in the future any material difficulty in purchasing or leasing the required products, supplies and equipment used in its business. During Fiscal 1999, the Company was unable to service certain patients due to the limited supply of a particular drug. Sources for the drug continue to be limited, and, accordingly, our ability to service these patients is indeterminable.

In the event that existing suppliers or distributors are unable to or should fail to deliver products, supplies and equipment to the Company, management believes that alternate sources are available to adequately meet its needs at comparable prices.

REGULATION

The Company's business is subject to extensive and increasing regulation by federal, state and local government. The Federal agencies which regulate aspects of the Company's business include the Department of Health and Human Services, Healthcare Finance Administration, the Office of the Inspector General, the Food and Drug Administration, the Department of Labor, the Drug Enforcement Agency, and the Occupational Safety and Health Administration. In most states, home health care providers are regulated by the state department of health and board of pharmacy.

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

As a provider of services under the Medicare and Medicaid programs, the Company is subject to the various "anti-fraud and abuse" laws, including the federal health care programs anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arranging for, or recommendation of items or services covered by any such program. Federal health care programs are defined as any health care plans or programs that are funded by the United States (other than certain federal employee health insurance benefits) and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of healthcare providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which the Company operates generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

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

         JCAHO has established written standards for home care services, including standards for services provided by home infusion therapy companies. Many payors use these criteria in order to select only the highest quality providers. The Company's facility presently complies with JCAHO's standards and has been accredited since February 1990. In addition, the Company received approval in 1991 from the New York State Department of Health to provide nursing services in New York State.

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1999, gross Medicare and Medicaid receivables aggregated $5,150,643.

EMPLOYEES

         As at March 31, 1999, the Company employed 180 persons, of whom 168 were full-time employees and 12 were part-time employees. The supply of qualified staff is adequate and retainable in the New York City area. The Company considers its relations with its employees to be satisfactory.

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

         At the end of the term of the capital lease, April 1, 1999, the Company communicated to IDA that it intends to exercise its option to purchase the Facility for one dollar plus any fees and expenses in connection with the redemption of the Bond. The Company is in the process of obtaining short term financing to pay off the outstanding principal and interest of approximately $235,000.

         The Company believes the Facility is in good condition and is adequate to meet its needs in Fiscal 1999. However, to enhance productivity and provide technological enhancements, the Company has signed a lease to rent 37,000 square feet in Yonkers, New York, where it plans to consolidate its major offices and warehouses at an average cost of approximately $26,000 per month over the life of the lease. The initial term is for a period of sixty five months with two renewals, each for a sixty month period.

         As a result of the Company's recent acquisitions (see Item 1. Description of Business), the Company also leases the space previously occupied by Healix Healthcare, Inc. in Valhalla, New York, Long Island City, New York, and ProHealthCare Infusion Services, Inc., Springfield, New Jersey. Each of these facilities is separately leased under terms ranging from 1-5 years with payments averaging from $1200 to $13,000 per month over the life of each lease. In connection with our new lease in Yonkers, the space previously occupied by Healix in Valhalla is currently being offered for sublease and the Facility in the Bronx is currently offered for sale.

ITEM 3.           LEGAL PROCEEDINGS


In June 1995, a former employee had commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors, and shareholders. The action alleged that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. As of June 1998, this matter had thought to have been settled through court recommended mediation. In May 1999, the former employee petitioned the court to reopen the matter. The matter is still pending with the court; however, management believes there will be no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                         Fiscal 1999            Fiscal 1998
                                         -----------            -----------
                                      High          Low       High         Low
                                      ----          ---       ----         ---
Quarter ended June 30............     1-3/4         1-3/4     3-3/8       1-5/8
Quarter ended September 30.......   1-13/16         1-5/8     3-1/4       1-1/2
Quarter ended December 31........     1-1/8        1-3/16     2-3/8         3/4
Quarter ended March 31...........       7/8           5/8   2-11/16       1-1/4

         The Company's 6% Redeemable Cumulative Convertible Preferred Stock is subject to significant restrictions on sale and does not have a public trading market.

NUMBER OF SHAREHOLDERS

         Management has been advised by the Company's transfer agent that there were 65 holders of record of the Common Stock as of June 30, 1999. Since most holders of the Company's stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be approximately 300 stockholders.

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

         The Company is obligated to pay annual dividends of $.12 per share on its 1,350,000 outstanding shares of 6% Redeemable Cumulative Convertible Preferred Stock. On October 10, 1998, 1,245,000 shares were converted into 1,431,750 shares of common stock leaving a balance of 105,000 6% Redeemable Cumulative Convertible Preferred Stock outstanding. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of Common Stock valued in accordance with the terms of such stock. Dividends on the Company's 6% Redeemable Cumulative Convertible Preferred Stock are payable in preference and priority to any payment of any dividends on the Common Stock.

         The Company satisfied its liability payable of June 1, 1998 by the issuance of 46,526, on December 17, 1998 and accrued 4,388 shares of the Company's Common Stock to be issued for the December 1, 1998 dividend.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of the Company, its subsidiaries and Healix for the years ended March 31, 1999, 1998, 1997, 1996 and 1995. The years ended March 31, 1999 and 1998 were audited and reported upon by Marcum & Kliegman LLP. For the years ended March 31, 1997, 1996 and 1995 of Accuheath, Inc. and its subsidiaries, prior to their restatement for the fiscal 1999 of interests, were audited and reported upon by Ernst & Young LLP, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The Company has not declared or paid any cash dividends on the Common Stock.

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

         Prior to the merger, Healix had a fiscal year end of September 30. The following consolidated financial statements for the years ended March 31, 1998, 1997 and 1996 reflect restated numbers which combine financial statements for the twelve months ended March 31, 1998, 1997 and 1996 of Accuhealth, Inc. and its subsidiaries and September 30, 1997, 1996, and 1995 of Healix, respectively.


STATEMENT OF OPERATIONS DATA:
(In Thousands, except shares and per share data)

                                                                          Fiscal Year ended March 31,
                                              -------------------------------------------------------------------------------------
                                                   1999            1998              1997             1996              1995
                                                   ----            ----              ----             ----              ----
Net sales.....................................  $   38,127      $   31,673       $   24,694        $   22,381       $   20,534
Gross profit..................................      14,062          14,749           11,129            10,871            9,826
Selling, general and administrative expenses..      17,913          14,105           10,724            11,075            9,326

Interest expense, net.........................      (1,627)           (814)            (631)             (651)            (695)
Miscellaneous Income (Expense)                          12              93               53              (137)              81
Recovery related to pre-investigation of
   management off book cash practices.........          --              --               --                --              525
Debt surrendered in settlement of claims......          --              --               --                --              488
Write off of merger related costs.............          --            (295)              --                --               --
Income (loss) from continuing operations
   before income taxes........................      (5,466)           (372)            (173)             (992)             899
Income Tax (Expense) Benefits.................          90            (104)             112                97              (97)
Equity and loss from unconsolidated subsidiary          --              --             (100)               --               --
Discontinued operations.......................          --              --               --                --             (278)
Income (loss) before extraordinary item.......      (5,376)           (476)            (161)             (895)             524
Extraordinary items...........................          --              --              136                --               60
Net income (loss) ............................      (5,376)           (476)             (25)             (895)             584
Net income (loss) applicable to common
   stockholders...............................  $   (5,463)     $     (638)      $     (187)       $   (1,099)      $      476

Weighted average common stock outstanding
   Basic......................................   4,357,239       3,243,192        2,889,273         2,762,124        2,899,003
   Diluted....................................   4,357,239       3,243,192        2,889,273         2,762,124        2,995,416

Earning (loss) per share data
   Basic......................................      ($1.25)          ($.20)           ($.06)           ($0.40)      $     0.16
   Diluted....................................      ($1.25)          ($.20)           ($.06)           ($0.40)      $     0.16

Balance Sheet Data

Total assets..................................  $   21,970      $   17,232       $   12,449        $    9,689       $    8,909
Long-term liabilities.........................       7,497           1,487            1,527               720            1,182
Total liabilities.............................      25,824          14,852           10,143             7,216            5,990
Redeemable Preferred Stock....................          --              --               --                --            2,710
Stockholders' equity (deficiency).............      (3,854)          2,380            2,306             2,473             (209)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS:

Fiscal Year Ended March 31, 1999 as Compared to Fiscal Year ended March 31, 1998
--------------------------------------------------------------------------------

         Net sales for Fiscal 1999 increased approximately $6,454,000 to $38,127,000 from the $31,673,000 reported in Fiscal 1998. The increase was the result of increases in the Company's oral medication and institutional pharmacy revenues and durable medical equipment revenues offset by a decrease in infusion revenues.

         Gross profits for Fiscal 1999 were approximately $14.1 million and were 37% of total net sales as compared to approximately $14.7 million or 47% for Fiscal 1998. The decrease in the gross profit percentage was due primarily to the loss of a highly profitable infusion product revenues due to the lack of availability of the drug needed to service this product line and due to the increase in sales from institutional and oral medication which generated lower gross margins.

         Selling, general and administrative expenses increased approximately $3.8 million to $17.9 million or 47% of sales for 1999 from $14.1 million or 45% for sales for fiscal 1998. The increase was primarily due to increase in bad debt expenses ($3,175,000), goodwill write-offs ($1,300,000), consulting expenses ($160,000), insurance expense ($200,000), data processing maintenance ($160,000), auto leasing expense ($150,000), dispatch and delivery expense ($125,000), offset by a decrease in salaries ($500,000).

         Net Interest expense in Fiscal 1999 was $1,615,000 as compared to $814,000 in Fiscal 1998 due to increased net borrowings under our revolving line of credit and issuance of $6,250,000 in 12% Subordinated Debentures.

Fiscal Year ended March 31, 1998 as Compared to Fiscal Year Ended March 31, 1997
--------------------------------------------------------------------------------

         Net sales from Fiscal 1998 increased approximately $6,979,000 to $31,673,000 from the $24,694,000 reported in Fiscal 1997. The increase was the result of an increase in all lines of businesses, primarily the Company's oral medication revenues with more moderate increases from institutional pharmacy, infusion services and durable medical equipment revenues.

         Gross profits from Fiscal 1998 were approximately $14.7 million and were 47 % of total net sales as compared to approximately $11.1 million or 45% for Fiscal 1997. The increase in the gross profit percentage was due primarily to a higher gross profit margin on ProHealthCare's portion of the increase in the sales and an increase in managed care sales with carry margins that are greater than the Company's institutional pharmacy sales.

         Selling, general and administrative expenses increased approximately $3.4 million to $14.1 million or 45% of sales for 1998 from $10.7million or 43% for sales from Fiscal 1997. The increase was primarily due to increases in salaries ($500,000), consulting ($100,000), expenses relating to ProHealth Care, Infusion Services, Inc. which was acquired on July 1, 1997 ($720,000), merger expenses in connection with Healix Healthcare, Inc. ($295,000), legal settlements ($108,000), rent ($186,000), depreciation and amortization ($225,000).

         Net interest expense in Fiscal 1998 was $814,000 as compared to $631,000 in Fiscal 1997.

LIQUIDITY AND FINANCIAL CONDITION

         As of March 31, 1999, the Company had working capital of approximately $550,000.

         The Company's cash provided by financing activities of approximately $7,386,000 was primarily attributable to the net proceeds of approximately $6,250,000 from the 12% Cumulative Convertible Notes and net proceeds of $3,028,000 under the Company's revolving credit facility and term loan offset by principal payments on capital leases. The cash used in operating activities of approximately $6,796,000 was primarily attributable to the net loss of approximately $5,376,000 and increases in accounts receivable of approximately $3,900,000 partially offset by goodwill write-offs.

         Accounts receivable include amounts due from third-party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 1999, gross Medicare and Medicaid receivables aggregated $5,150,643.

         Effective April 3 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the company to borrow, under certain conditions and terms, up to $9 million under a revolving loan agreement at an interest rate of prime plus 1 1/2%, as well as an overdraft line of $1,000,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750,000. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock.

         At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250,000. As a further component of this financing, the Company's current 6% cumulative convertible Preferred Stock was be converted to common stock in Accuhealth at a 15% premium per an agreement with the preferred stockholders. In December 1998 1,245,000 shares of 6% Cumulative convertible Preferred Stock was converted into 1,432,000 shares of the Company's common stock.

         The Company operates under cash flow pressure primarily due to difficulty in collecting its accounts receivable on a timely basis. Management has taken actions and is formulating additional plans to generate sufficient cash to meet its operating needs through March 31, 2000 and beyond. Among the actions taken are the restructuring of the reimbursement (collections) and customer service departments to enhance productivity and collection efforts, redirecting the sales initiatives to focus on the qualitative aspects of new business such as account profitability and collectibility of the Company's billings, obtaining better terms and financing from vendors and reducing corporate expenses, primarily compensation and bad debt expense. The Company has commenced discussions to increase the borrowing capacity under its revolving credit facility.

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

         Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding. For the years ended March 31, 1999 and 1998, weighted average number of common shares outstanding throughout the periods includes shares issued by Accuhealth as a result of the Healix merger. Common stock equivalents have been excluded from the weighted-average shares for 1999, 1998, and 1997, as inclusion is anti-dilutive. Potentially diluted securities, which consist of stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

Year 2000 Readiness

         The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000 problem" and has developed a plant to resolve the issue. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

         The Company is implementing its Year 2000 compliance program as part of a plan to replace and upgrade its information technology systems (the "Upgrade Program"). The Upgrade Program was initiated to replace information systems of certain substances of the Company acquired by merger, to fully integrate those systems with the Company's information technology systems, and to update the Company's information technology systems. The Company has divided the Upgrade Program into the following phases: assessment, planning, remediation and testing. The Company is currently approximately 30% complete with the Upgrade Program and anticipates being complete with all phases of the Upgrade Program, including year 2000 compliance by the fourth quarter of 1999. Although the Company believes that it will complete the Upgrade Program by the fourth quarter of 1999, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

         The Company currently expects the Upgrade Program to be completed in a time frame to avoid any material adverse effect on operations. As of March 31, 1999, the Company had incurred approximately $285,000 of expenses in connection with the Upgrade Program. The Company expects to incur additional expenses of approximately $300,000 to complete the implementation of the Upgrade Program. The Company would have implemented the Upgrade Program irrespective of the Year 2000 problem, and although the Company expects that the implementation of the Upgrade Program will achieve Year 2000 compliance, the Company cannot separately assess the expenses relating to the Year 2000 compliance. The Company's inability to complete Year 2000 compliance on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

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

         Potential consequences of the Company's failure to resolve its Year 2000 issues could include, among others, (i) the inability to accurately and timely process claims, respond to third party payor inquiries about claims, enroll customers, bill third party payors, collect receivables, pay vendors, record and disclose accurate data and perform other core functions (ii) increased scrutiny be regulators and breach of contractual obligations, and
(iii) litigations in connection therewith.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and financial statement schedules are included in the Consolidated Financial Statements, as a separate section of this Report, set forth on pages F-1 through F-21, attached hereto, and found immediately following the signature pages of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting held on March 5, 1998, the Board of Directors of the Company approved the engagement of Marcum & Kliegman LLP as its independent auditors for the fiscal year ending March 31, 1998 to replace the firm of Ernst & Young LLP ("E & Y"), who were dismissed as auditors of the Company effective April 15, 1998. The audit committee of the Board of Directors approved the change in auditors on March 25, 1998.

         The reports of E & Y on the Company's financial statements for the past two fiscal years did not contain an adverse opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that E & Y's audit report for fiscal year 1996 was modified with regard to the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997, there were no disagreements with E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E & Y would have caused E & Y to make reference to the matter in their report.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the executive officers and directors of the Company at June 29, 1999:

                                                                                            Annual Meeting
                                     Officer or                                              at Which Term
           Name                    Director Since     Age           Position                  will Expire
           ----                    --------------     ---           --------                  -----------
E. Virgil Conway.................       1994           69      Director                           1999

Glenn C. Davis...................       1994           50      President, Chief Executive         2000
                                                               Officer and Director

Stanley Goldstein................       1994           63      Chairman and Director              2001

Howard C. Landis.................       1998           45      Director                           2001

Donald B. Louria, M.D............       1994           70      Director                           2000

Sally Hernandez-Pinero...........       1994           46      Director                           2000

Corbett A. Price.................       1994           49      Director                           1999

Jeffrey S. Freed, M.D............       1998           54      Director and Executive Vice        2001
                                                               President--Strategy

         Set forth below are brief summaries of the business experience of the persons who were directors as of June 29, 1999:

         E. VIRGIL CONWAY chairs the Company's Audit and Stock Option Committees and was elected a director on April 29, 1994. Mr. Conway is a member of the Executive and Compensation and Nominations Committees. Since May 16, 1995, he has served as Chairman of the Board of the Metropolitan Transportation Administration of the City of New York and, from 1989 to 1996, he served as Chairman of the Audit Committee of the City of New York. From 1992 until July 1995, Mr. Conway served as Chairman of the Financial Accounting Standards Advisory Council. From 1968 through 1988, Mr. Conway served as Chairman and Chief Executive Officer and as a director of the Seamen's Bank for Savings, FSB. From 1986 until 1989, Mr. Conway also served as Vice Chairman of Seamen's Corporation. From 1967 to 1968, Mr. Conway served as an Executive Vice President and Trustee at the Manhattan Savings Bank. From 1964 to 1967, Mr. Conway served as First Deputy Superintendent of Banks of the State of New York and Secretary of the New York State Banking Board. Mr. Conway specializes in financial consulting. Mr. Conway serves on several corporate boards, including Union Pacific Corporation, Con Edison corporation, Urstadt-Biddle, a real estate investment trust, Trism, Inc., a specialized trucking firm, and mutual funds managed by Phoenix Home Life.

         GLENN C. DAVIS became a director, Chief Executive Officer and President of the Company on February 3, 1994 and since April 15, 1999 is serving as acting Chief Financial Officer. Mr. Davis is a member of the Executive Committee. From June 1993 until June 30, 1995, Mr. Davis was a general partner of Capstone Management Company, an investment partnership engaged principally in the initiation, acquisition and management of businesses in the health care industry. Mr. Davis is a certified public accountant. From 1980 until January 1993, Mr. Davis was a partner with Coopers & Lybrand, an international accounting and consulting firm.

         JEFFREY S. FREED, M.D., was elected a director on June 25, 1998 in connection with the Healix Healthcare, Inc. merger. Dr. Freed is a member of the Professional Conduct Committee. Since April 1998, Dr. Freed has served as Executive Vice President -- Strategic Development and Medical Director for Accuhealth. From March 1995 to March 1998, Dr. Freed was President and Medical Director of Healix Healthcare, Inc. He also is a Clinical Associate Professor of Surgery at the Mount Sinai School of Medicine and a practicing general surgeon.

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

         HOWARD C. LANDIS was elected a director on June 25, 1998 pursuant to agreements executed in connection with the purchase by RFE Investment Partners V.L.P. of convertible subordinate debt. Mr. Landis is a member of the Audit Committee. Since 1980, Mr. Landis has been employed by RFE Management Corp., an investment manager of private equity investment funds. Since 1983 Mr. Landis has been a general partner of these private equity funds. Mr. Landis is also a director of a number of privately owned companies.

         DONALD B. LOURIA, M.D., M.A.C.P. was elected a director on April 29, 1994. Dr. Louria chairs the Professional Conduct Committee. Dr. Louria has been a Professor and Chairman of the Department of Preventive Medicine and Community Health of the University of Medicine and Dentistry of New Jersey-New Jersey Medical School from July 1969 until the present. Over the same period, among other appointments, Dr. Louria has served as a consultant in Infectious Diseases to Memorial Hospital for Cancer and Allied Diseases and, from 1971 until the present, has served on the Consultant Medical Staff in Infectious Diseases at St. Michael's Medical Center in Newark, New Jersey.

         SALLY B. HERNANDEZ-PINERO was elected a director on September 20, 1994. On May 1, 1999 Ms. Hernandez-Pinero became a Senior Vice President for Corporate Affairs for Related Companies LLP, a real estate development, management, syndication and financing company. Since June 1998 to April 1999 she was the Managing Director of Fannie Mae where she identified equity investment opportunities for the capital fund. She was previously a member of the law firm of Kalkines Arky Zall & Bernstein. Ms. Hernandez-Pinero served as Chairwoman of the New York City Housing Authority from February 1992 to January 1994. In that position she had direct operational responsibility for the nation's largest public housing program with 325 developments housing over 600,000 people, a staff of 16,000 and a budget of $1.45 billion. From January 1990 to February 1992, Ms. Hernandez-Pinero was Deputy Mayor for Finance and Economic Development, in which position she designed and supervised the development and implementation of business, industrial and commercial development policies for the City of New York. From January 1988 to January 1990 she served as Commissioner/Chairwoman of the Board of Directors of the Financial Services Corporation of New York City where she developed and implemented the course of action and priorities for that agency's economic development programs. Prior to January 1988, Ms. Hernandez-Pinero served as Deputy Borough President of Manhattan, General Counsel to the State of New York Mortgage Agency, and as an attorney with a number of community development and legal service organizations. Ms. Hernandez-Pinero is a director of Con Edison Corporation and the Dime Savings Bank and National Income Realty Trust.

         CORBETT A. PRICE was elected a director on September 20, 1994. Mr. Price chairs the Compensation and Nomination Committee and is a member of the Stock Option and Audit Committees. He is the Chairman and Chief Executive
Officer of KURRON, a New York based health care management company which Mr. Price founded in January 1990. KURRON specializes in the rehabilitation of distressed hospitals and health care systems. Mr. Price began his career in health care management in 1975 at the Hospital Corporation of America, where he served as a Vice President from 1983 to 1989. As head of Hospital Corporation of America's Mid-Atlantic Division, he directed the operations of approximately twenty hospitals in four states and the District of Columbia. Mr. Price has advised the governments of Mexico, Barbados and Jamaica on health care delivery systems and facilities.

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

         Effective April 1, 1999 the consulting agreement was amended to have the monthly consulting fee and expense reimbursement reduced to $3,000 monthly.

         The following table sets forth all compensation earned, awarded or paid by the Company to its Chief Executive Officer, Executive Vice President and Chief Operating Officer and Senior Vice President -- Finance and Chief Financial Officer for the fiscal year ended March 31, 1999. No other person who was a director, executive officer or employee at any time during the fiscal year ended March 31, 1999, received salary and bonus in excess of $100,000 during or attributable to such fiscal year.

                                         Summary Compensation Table
                                         --------------------------
                                                    Annual                      Long Term
                                                 Compensation                  Compensation
                                                 ------------                  ------------
                                                                                All Other
     Name and Principal Position       Year         Salary         Bonus       Compensation
     ---------------------------       ----         ------         -----       ------------
Glenn C. Davis...................     FY1999       $275,000            --            --
  President and Chief Executive..     FY1998       $250,000      $ 25,000            --
  Officer........................     FY1997       $200,000            --            --
Mary Comerford...................     FY1999       $175,000            --            --
  Executive Vice President and
  Chief Operating Officer
Prisco DeMercurio................     FY1999       $125,000      $ 25,000
  Senior Vice President and Chief
  Financial Officer
Dr. Jeffrey S. Freed.............     FY1999       $ 65,000            --      $ 41,000(1)
  Executive Vice President

-----------------
(1)      Comprised  of  life   insurance   premiums  of  $29,000  per  year  and
         an auto allowance of $12,000 per year.

EMPLOYMENT AGREEMENT

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

In connection with the Healix merger, Dr. Jeffrey S. Freed entered into an employment agreement with the Company. Under the employment agreement Dr. Freed shall serve a Executive Vice-President and be entitled to an annual salary at a rate of $65,000 and options to purchase 60,000 shares of the Company's common stock. The agreement also provides for reimbursement for business expenses incurred in the performance of the employment duties, a $1,000 per month auto allowance and payment of $28,245 per year of life insurance premiums pursuant to a Split-Dollar Agreement whereby the cash values of the policies are assigned to the employer as collateral for the ultimate repayment to the Employer for the premium outlay. The term of this agreement expires on December 31, 2001 (initial term) with a two year renewal, provision ending December 31, 2003 (renewal period). The agreement also provides for certain payments for termination due to death or disability equal to the Executives Base Salary, for termination to Employer's Breach equal to the later of (A) the remaining term of the agreement or (B) six months and if termination results from a change in control any unpaid Base Salary and a severance payment in the amount equal to 2.9 times the Executive's Base Salary. Further, the agreement contains Non-Solicitation; Non-Competition; and Confidentiality provisions ranging from one to three years as the circumstances as defined so warrant.

In connection with the Healix merger, Mary B. Comerford entered into an employment agreement with the Company. Under the employment agreement, Ms. Comerford shall serve as Executive Vice President and be entitled to an annual salary at a rate of $175,000 a hire-on bonus of 50,000 shares of the Company's common stock issued in three annual installments (none issued as of March 31,
1999), an annual bonus based on certain performance criteria up to 50% of the base salary, and options to purchase 50,000 shares of the Employer Common Stock pursuant to the terms of an option agreement. The term of this agreement expires on December 31, 2001 (initial term) with a two year renewal provisions ending December 31, 2003 (renewal period). The agreement also provides for certain payments for termination due to death or disability equal to the Executive Base Salary, for termination due to Employer's Breach equal to the later of (A) the remaining term of the agreement or (B) six months and if termination results from a change in control any unpaid Base Salary and a severance payment in the amount equal to 2.9 times the Executive's Base Salary. Further, this agreement contains Non-Solicitation; Non-Competition; and Confidentiality provisions ranging from one to three years as the circumstances as defined so warrant.

STOCK OPTIONS

The following tables set forth information concerning exercisable options during the fiscal year ended March 31, 1999, with respect to the Common Stock. Stock options totalling 110,000 shares were granted in April, 1998 to two executive officers. No stock appreciation rights were granted to executive officers and no stock options or stock appreciation rights were exercised by executive officers during such year.

                                      FISCAL YEAR-END OPTION VALUES

                               Number of Shares Underlying
                                 Unexercised Options at      Value of Unexercisable in-the-Money
                                     Fiscal Year End             Options at Fiscal Year End
                                     ---------------             --------------------------

             Name               Exercisable    Unexercisable    Exercisable    Unexercisable
             ----               -----------    -------------    -----------    -------------
         Glenn C. Davis           140,000         60,000(1)          --              --
         Jeffrey S. Freed               0         60,000(2)          --              --
         Mary Comerford                 0         50,000(2)          --              --
         Prisco DeMercurio         25,000         25,000(1)          --              --

(1)      The option exercise price of such shares is $2.00 per share.
(2)      The option exercise price of such shares is $2.875 per share.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth existing stock ownership as of June 29, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of 5% of more of the outstanding shares of Common Stock, (ii) each nominee for director, (iii) each director, and (iv) all officers and directors as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

                                       Amount of Nature of
                                           Beneficial
Name of Beneficial Owner(1)               Ownership (1)     Percent of Class (2)
---------------------------               -------------     --------------------
Glenn C. Davis                           260,760(3)(4)(5)           5.31
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

Stanley Goldstein                        333,842(3)(4)(6)           6.91
c/o Accuhealth, Inc.
1575 Bronx River Ave.
Bronx, New York, 10460

E. Virgil Conway                          34,229(11)(12)            *

Howard C. Landis                               0                    *

Donald B. Louria, M.D.                    31,500(7)                 *

Sally Hernandez-Pinero                    15,500(12)                *

Corbett A. Price                          29,204(16)                *

Mary Comerford                           124,072(17)                2.55%

Prisco DeMercurio                              0                    *

Special Situation Fund III, L.P.         706,928(8)                14.67
153 East 53rd Street
New York, New York 10022

Penfield Partners, L.P.                  324,027(9)                 6.72
153 East 53rd Street
New York, New York 10022

Special Situations Cayman Fund, L.P.     244,251(10)                5.07
153 East 53rd Street
New York, New York 10022

CMNY Capital II, L.P.                    355,368(13)                7.37
c/o Carl Marks & Company, Inc.
135 East 57th Street
27th Floor
New York, New York 10022

Jeffrey S. Freed, M.D.                   521,883(15)               10.69

All Directors and Executive            1,376,940(14)               26.80
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

(3) Includes 40,000 and 20,000 shares issuable pursuant to currently exercisable stock options for Davis and Goldstein, respectively.

(4) Includes 220,760 and 314,842 shares owned of record and beneficially for Davis and Goldstein, respectively.

(5) Includes 50,000 shares issuable upon conversion of 50,000 shares of 6% Preferred Stock.

(6) Includes 3,000 shares issuable upon conversion of 3,000 shares of 6% Preferred Stock.

(7) Includes 24,500 shares issuable pursuant to currently exercisable stock options and 7,000 shares owned directly or in trust for the benefit of members of Dr. Louria's family.

(8)      Includes 706,928 shares owned of record and beneficially.

(9)      Includes 324,027 shares owned of record and beneficially.

(10)     Includes 244,251 shares owned of record and beneficially.

(11)     Includes 18,729 shares owned of record and beneficially.

(12) Includes 15,500 shares issuable pursuant to currently exercisable stock options.

(13)     Includes 355,368 shares owned of record and beneficially.

(14) Includes 1,057,940 shares owned of record and beneficially, 266,000 shares issuable pursuant to currently exercisable stock options and 53,000 shares issuable upon conversion of 53,000 shares of 6% Preferred Stock.

(15) Includes 461,883 shares issued pursuant to the Healix acquisition to Jeffrey S. Freed, M.D., and 60,000 shares issuable pursuant to currently exercisable stock options.

(16) Includes 13,704 shares owned of record and beneficially and 15,500 shares issuable pursuant to currently exercisable stock options.

(17) Includes 74,072 shares owned of record and beneficially and 50,000 shares issuable pursuant to currently exercisable stock options.

(17a) Based solely on a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was a director, officer or beneficial owner of more than 10% of its outstanding Common Stock, during (or with respect to) the prior or (except as may have been previously reported) previous fiscal year, who failed to file with the Securities and Exchange Commission on a timely basis reports required by Section 16 (a) of the Securities Exchange Act of 1934.except that the following persons reported changes in their beneficial ownership of the Company's securities with respect to the following transactions in year-end filings on Form 5 rather than earlier in the year: the conversion of the Company's preferred stock to Common Stock on December 1, 1998 (Messrs. Conway and Goldstein); and the issuance of shares of the Company's common stock in the Healix merger on October 9, 1998 (Dr. Freed and Ms. Comerford); and the issuance of stock options on October 23, 1997 (Messrs, Conway and Price, Ms. Hernandez-Pinero and Dr. Louria).

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 28, 1994, the Company entered into a Consulting Agreement with Stanley Goldstein, who is Chairman of the Board. Mr. Goldstein does not receive compensation for services provided as a director of the Company during the term of his consulting agreement.

Pursuant to such Consulting Agreement, Mr. Goldstein provides consulting services to the Company in, among other areas, capital financing, mergers and acquisitions. The Company has agreed to pay consulting fees to Mr. Goldstein in the amount of $4,000 per month and an office expense reimbursement of $1,000 per month for use of Mr. Goldstein's offices and support facilities in the performance of his consulting duties. In further consideration of Mr. Goldstein's consulting services, the Company granted to Mr. Goldstein an option to purchase 150,000 shares of Common Stock at prices ranging from $1.625 to $3.00 per share. During the fiscal year ended March 31, 1999 the Company issued 46,957 of its common stock in consideration of forgiveness of accrued consulting fees of $135,000 owed Mr. Goldstein.

During the Fiscal year 1999, the Company granted a loan to Mr. Glenn C. Davis, President and CEO, in the amount of $100,000 due on demand, bearing interest of 8%. Such loan is collateralized by 50,000 shares of the Company's 6% cumulative convertible and Preferred Stock.

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K

(a)(1), (a)(2)    See the separate  section of this report following Item 14 for a list of financial statements and schedules filed herewith.

(a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

(b) The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1999.

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

10.19 Registration Rights Agreement between Accuhealth, Inc. and Robert M. GiaQunito.

10.20 Registration Rights Agreement between Accuhealth, Inc. and Jeffrey S. Freed, M.D.

10.21    Registration  Rights  Agreement  between  Accuhealth,  Inc.  and  Linda
         Barkan.

10.22 Employment Agreement dated April 1, 1998 between Dr. Jeffrey S. Freed and the Registrant

10.23 Employment Agreement dated April 1, 1998 between Mary Comerford and the Registrant

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

                                 ACCUHEALTH, INC.
Date:  July 14, 1999             By:  /s/ Glenn C. Davis
                                      -----------------------------------------
                                          Glenn C. Davis
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 14, 1999             By:  /s/ Stanley Goldstein
                                      -----------------------------------------
                                          Stanley Goldstein
                                          Chairman of the Board of Directors

Date:  July 14, 1999             By:  /s/ Glenn C. Davis
                                      -----------------------------------------
                                          Glenn C. Davis
                                          Chief Executive Officer,
                                          President and Director

Date:  July 14, 1999             By:  /s/ E. Virgil Conway
                                      -----------------------------------------
                                          E. Virgil Conway,
                                          Director

Date:  July 14, 1999             By:  /s/ Jeffrey S. Freed, M.D.
                                      -----------------------------------------
                                          Jeffrey S. Freed, M.D.
                                          Director

Date:  July 14, 1999             By:  /s/ Howard C. Landis
                                      -----------------------------------------
                                          Howard C. Landis
                                          Director

Date:  July 14, 1999             By:  /s/ Donald B. Louria, M.D.
                                      -----------------------------------------
                                          Donald B. Louria, M.D.
                                          Director

Date:  July 14, 1999             By:  /s/ Sally Hernandez-Pinero
                                      -----------------------------------------
                                          Sally Hernandez-Pinero, Director

Date:  July 14, 1999             By:  /s/ Corbett A. Price
                                      -----------------------------------------
                                          Corbett A. Price, Director

                                 ACCUHEALTH, INC. AND SUBSIDIARIES
                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                                   FINANCIAL STATEMENT SCHEDULES

                                                                                              Page
                                                                                              ----
Reports of Independent Auditors............................................................   F-2,3

Consolidated Balance Sheets at March 31, 1999 and March 31, 1998...........................     F-4

Consolidated Statements of Operations and comprehensive income (loss) for the Years
    Ended March 31, 1999, 1998 and 1997....................................................     F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the Years
    Ended March 31, 1999, 1998 and 1997....................................................     F-6

Consolidated Statements of Cash Flows for the Years
    Ended March 31, 1999, 1998 and 1997....................................................   F-7-8

Notes to Consolidated Financial Statements.................................................  F-9-23

Financial Statement Schedules

II.  Valuation and Qualifying Accounts.....................................................    F-24


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Accuhealth, Inc.

We have audited the accompanying consolidated balance sheets of Accuhealth, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficiency) equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accuhealth, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated statements of operations and cash flows of Healix Healthcare, Inc., and subsidiaries for the year ended September 30, 1996, prior to their restatement for the fiscal 1999 pooling of interests. The contribution of Healix Healthcare, Inc. and subsidiaries to total assets, revenues and net loss represented 32 percent, 608 percent, of the fiscal 1997 respective restated totals. Separate consolidated financial statements of Accuhealth, Inc. and subsidiaries included in the fiscal 1997 restated consolidated statements of operations and cash flows were audited and reported on separately by other auditors. We also have audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997, after restatement for the fiscal 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

July 9, 1999


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


ERNST & YOUNG LLP

New York, New York
June 16, 1997

                                   ACCUHEALTH, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands, except shares and per share data)

                                                                                         March 31,
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
ASSETS
Current Assets:
   Cash .........................................................................   $     85    $    382
   Marketable securities ........................................................      2,372          --

   Accounts receivable, less allowance for doubtful accounts of
     $1,615 in 1999 and $516 in 1998 ............................................     14,499      10,221
   Inventories ..................................................................      1,653       1,770
   Prepaid expenses and other current assets ....................................        267         374
                                                                                    --------    --------

   Total Current Assets .........................................................     18,876      12,747
Revenue producing equipment, net ................................................        901         493
Fixed assets, net ...............................................................      2,100       2,051
Goodwill, net ...................................................................         --       1,387
Other ...........................................................................         93         554
                                                                                    --------    --------

   Total Assets .................................................................     21,970      17,232
                                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
   Notes payable - revolving credit facility ....................................      7,765       5,354
   Current portion of notes payable - other .....................................        857         925
   Margin payable ...............................................................      1,281          --
   Accounts payable .............................................................      5,517       5,052
   Accrued expenses and other current liabilities ...............................      2,245       1,660
   Current portion of capital lease - Facility ..................................        232         107
   Current portion of other capital lease obligations ...........................        430         177
   Deferred Income Taxes ........................................................         --          90
                                                                                    --------    --------

       Total Current Liabilities ................................................     18,327      13,365

12% Subordinated Debentures .....................................................      6,250          --
Notes payable - term loan .......................................................        750         500
Notes payable - other, less current portion .....................................        109         510
Capital lease - Facility, less current portion ..................................         --         232
Other capital lease obligations, less current portion ...........................        388         245
                                                                                    --------    --------

       Total Liabilities ........................................................     25,824      14,852

Commitments and Contingencies (See Notes 9 and 11)
Stockholders' (Deficiency) Equity:
   Preferred Stock, $.01 par value: authorized 3,650,000 shares; no shares issued and outstanding
   Preferred stock, $.01 par value; 6% cumulative convertible, $213 and $2,754 liquidation preference in 1999 and 1998, respectively, authorized 1,350,000 shares; issued and outstanding 105,000 shares
     (1999) and 1,350,000 shares (1998) .........................................          1          14
   Common stock $0.1 par value; authorized 15,000,000 shares;
     5,127,593 (1999) and 3,597,972 (1998) shares issued and
     outstanding ................................................................         51          36
   Additional paid-in capital ...................................................      7,606       7,385
   Accumulated other comprehensive loss .........................................        (42)         --
   Accumulated deficit ..........................................................    (10,846)     (4,431)
                                                                                    --------    --------
                                                                                      (3,230)      3,004
   Less treasury stock (308,004 shares) at cost .................................       (624)       (624)
                                                                                    --------    --------
Total Stockholders' (Deficiency) Equity .........................................     (3,854)      2,380
                                                                                    --------    --------

Total Liabilities and Stockholders' (Deficiency) Equity .........................   $ 21,970    $ 17,232
                                                                                    ========    ========

                            See notes to consolidated financial statements.

                                                 F-4


                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              (Amounts in thousands, except shares and per share data)

                                                                          -----------------------------------------
                                                                                          YEARS ENDED MARCH 31,
                                                                          -----------------------------------------
                                                                              1999          1998            1997
                                                                          -----------    -----------    -----------
Net sales .............................................................   $    38,127    $    31,673    $    24,694
Cost of goods sold ....................................................        24,065         16,924         13,565
                                                                          -----------    -----------    -----------
    Gross profit ......................................................        14,062         14,749         11,129
Selling, general and administrative expenses ..........................        17,913         14,105         10,724
Merger related costs ..................................................            --            295             --
                                                                          -----------    -----------    -----------
Operating income (loss) ...............................................        (3,851)           349            405
Other Income Expense:
    Net interest expense ..............................................        (1,627)          (814)          (631)
    Miscellaneous income ..............................................            12             93             53
    Equity in Loss from unconsolidated subsidiary .....................            --             --           (100)
                                                                          -----------    -----------    -----------
Income (Loss) Before Income Taxes .....................................        (5,466)          (372)          (273)
Income Tax (Expense) Benefit ..........................................            90           (104)           112
                                                                          -----------    -----------    -----------
Loss before Extraordinary Item ........................................        (5,376)          (476)          (161)
Extraordinary Item -- forgiveness of debt net of
    applicable income tax of $13 ......................................            --             --            136

Net loss ..............................................................        (5,376)          (476)           (25)
Redeemable preferred stock dividends and accretion ....................           (87)          (162)          (162)
                                                                          -----------    -----------    -----------
Net loss applicable to common stockholders ............................   $    (5,463)   $      (638)   $      (187)
                                                                          ===========    ===========    ===========
Weighted average common stock outstanding:
    Basic .............................................................     4,417,711      3,243,192      2,889,273
    Diluted ...........................................................     4,417,711      3,243,192      2,889,273

Earning (loss) per share data:
    Basic .............................................................        ($1.22)        ($0.20)        ($0.06)
    Diluted ...........................................................        ($1.22)        ($0.20)        ($0.06)



    Net loss ..........................................................   $    (5,376)   $      (476)   $       (25)
Other Comprehensive loss, net of tax:
    Unrealized loss on marketable securities, net of tax benefits of $1   $       (42)   $         0    $         0
                                                                          -----------    -----------    -----------

       Total comprehensive loss .......................................   $    (5,418)   $      (476)   $       (25)
                                                                          ===========    ===========    ===========

                                  See notes to consolidated financial statements.


                                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                               YEARS ENDED MARCH 31, 1999, 1998, 1997
                                      (Amounts in thousands, except shares and per share data)

                                        Preferred Stock   Common Stock                           Treasury Stock
                                      ---------------------------------------------------------------------------
                                                                                                                   Other
                                                  $.01              $.01  Additional                               Compre-
                                      Number of    Par   Number of   Par   Paid-In   Retained    Number            hensive
                                        Shares    Value   Shares    Value  Capital   Earnings   of Shares   Cost   (loss)     Total
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1996,
   as previously reported............  1,350,000  $  14  1,630,233  $ 16  $   6,008  $ (4,119)  (308,004)  $(624)  $         $1,294
Shares issued to Healix in
   connection with pooling
   of interests......................                    1,488,850    14        509       655                                 1,179
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1998, as restated.  1,350,000     14  3,119,083    30      6,517    (3,464)  (308,004)   (624)             2,473
Preferred stock dividends paid with
   common stock - July 8, 1996.......                       52,856     1         80       (81)                                   -0-
Preferred stock dividends paid with
   common stock - April 11, 1997.....                      104,509     1         80       (81)                                   -0-
Distributions to Healix stockholders.                                                    (142)                                 (142)
Net loss.............................                                                     (25)                                  (25)
                                      ---------------------------------------------------------------------------------------------
Balance, March 31, 1997..............  1,350,000     14  3,276,448    32      6,677    (3,793)  (308,004)   (624)             2,306
Healix equity adjustments before the
   acquisition.......................                                           110                                             110
Issuance of common stock in connection
   with the merger...................                      300,000     3        555                                             558
Preferred stock dividends paid with
   common stock - July 25, 1997......                       45,556     1         80       (81)                                   -0-
Preferred stock dividends paid with
   common stock - January, 1998......                       35,354               81       (81)                                   -0-
Redemption of shares.................                      (59,386)            (118)                                           (118)
Net loss.............................                                                    (476)                                 (476)
                                      ---------------------------------------------------------------------------------------------
Balance - March 31, 1998.............  1,350,000     14  3,597,972    36      7,385    (4,431)  (308,004)   (624)             2,380
Healix loss for six months ended
   March 31, 1998 (unaudited)........                                                    (952)                                 (952)
Preferred stock dividends paid with
   common stock - June 1, 1998.......                       46,526     1         80       (81)
   Preferred stock conversion
   into common stock ................ (1,245,000)   (13) 1,431,750    14         (1)
Conversion of debt to common stock...                       46,957              136                                             136
Preferred stock dividends paid with
   common stock - December 1998......                        4,388                6        (6)                                    0
Unrealized loss on
   marketable securities.............                                                                                   (42)    (42)
Net Loss.............................                                                  (5,376)                               (5,376)
Balance, March 31, 1999..............    105,000  $   1  5,127,593  $ 51  $   7,606  $(10,846)  (308,004)  $(624)  $    (42)$(3,854)
                                      =============================================================================================



                                         ACCUHEALTH, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                                       YEARS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                     1999      1998       1997
                                                                                   -------    -------    -------
OPERATING ACTIVITIES
Net loss .......................................................................   $(5,376)   $  (476)   $   (25)

Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes ......................................................       (90)       106          3
    Amortization of financing costs ............................................        12          8
    Realized gain on sales of marketable securities.............................       (12)        --         --
    Depreciation and amortization ..............................................       775        692        416
    Write off of goodwill ......................................................     1,305         --         --
    Changes in operating assets and liabilities:
       Accounts receivable .....................................................    (3,901)    (2,134)    (1,777)
       Inventories .............................................................      (184)      (167)      (274)
       Prepaid expenses and other current assets ...............................        29         19       (239)
       Other assets ............................................................       436       (222)      (147)
       Deferred costs ..........................................................        --       (121)       (90)
       Accounts payable ........................................................       131      1,049      1,134
       Accrued expenses and other current liabilities ..........................        91        275       (250)
                                                                                   -------    -------    -------

       Cash used in operating activities .......................................    (6,796)      (967)    (1,241)
                                                                                   -------    -------    -------

INVESTING ACTIVITIES
    Acquisition of goodwill ....................................................        --        (32)      (213)
    Purchases of marketable securities .........................................    (4,382)        --         --
    Proceeds from sales of marketable securities ...............................     1,980         --         --
    Purchases of fixed assets and revenue producing equipment ..................       (83)      (204)      (238)
    Cash acquired in connection with acquisition ...............................        --         22         --
    Proceeds from margin payable ...............................................     1,281         --         --
                                                                                   -------    -------    -------
    Cash used in investing activities ..........................................    (1,204)      (214)      (451)
                                                                                   -------    -------    -------

FINANCING ACTIVITIES
    Proceeds from issuance of capital stock ....................................        --         33         55
    Proceeds from sale of subordinated debentures ..............................     6,250         --         --
    Proceeds from note payable - revolving credit facility, net of payments ....     3,028      2,208        928
    Proceed from notes payable - term loan .....................................        --         --        500
    Proceeds from (repayment of) notes payable, other, net .....................      (497)      (246)       827
    Principal payments on capital lease - facility .............................       (71)       (54)       (89)
    Payments on other capital lease obligations ................................      (874)      (461)      (347)
    Distribution to stockholders ...............................................        --         --       (142)
    Repayment of stockholders loan .............................................        --         --       (149)
                                                                                   -------    -------    -------

    Cash provided by financing activities ......................................     7,836      1,480      1,583
                                                                                   -------    -------    -------

    Net increase (decrease) in cash ............................................      (164)       299       (109)
    Net changes in cash from October 1, 1997 to
      March 31, 1998 of Healix (unaudited) .....................................      (133)        --         --

    Cash at beginning of period ................................................       382         83        192
                                                                                   -------    -------    -------

    Cash at end of period ......................................................   $    85    $   382    $    83
                                                                                   =======    =======    =======


                                         ACCUHEALTH, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                                       YEARS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                     1999      1998       1997
                                                                                   -------    -------    -------
Supplemental disclosure of cash flow information:
    Interest paid ..............................................................   $ 1,137    $   803    $   616
                                                                                   =======    =======    =======
    Income taxes paid ..........................................................   $    37    $    41    $    80
                                                                                   =======    =======    =======

Noncash investing and financing activities:
    Additions to capital leases and notes payable ..............................   $   774    $   820    $   363
    Goodwill recorded pursuant to acquisition ..................................        --      1,208         --
    Redemption of common shares ................................................        --       (119)        --
    Conversion of liabilities to common stock ..................................       135         78         --
    Conversion of accounts payable to notes payable ............................       600        350         --
    Write-off of property and equipment ........................................        --         12         --
    Issuance of common stock in exchange for assets acquired ...................        --         --         55
    Conversion of Preferred Stock to Common Stock ..............................        13         --         --
    Unrealized Losses on Marketable Securities .................................        42         --         --

The Company acquired the following noncash assets and liabilities in connection with its acquisition of ProHealthCare
Infusion Services Inc. during fiscal year ended March 31, 1998:

    Accounts Receivable.........................................................              $   658
    Inventory...................................................................                   63
    Property and Equipment......................................................                   65
    Accounts Payable............................................................                 (902)
                                                                                              -------

           Total................................................................              $  (116)
                                                                                              =======

                                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Accuhealth Inc., ("Accuhealth") together with its subsidiaries (collectively, the "Company"), provides comprehensive home health care services, including administration of a wide array of infusion therapies, sales of oral medications and sales and rentals of durable medical equipment and related supplies. The Company operates throughout the New York, New Jersey and Connecticut metropolitan area.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

         On  July  1,  1997,  the  Company   consummated   its   acquisition  of
         ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company has determined that the initial merger consideration of 300,000 shares of Company Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. The aggregate purchase price for the acquisition of ProHealthCare, Inc. stock was $1,208 which includes the cost of the acquisition, direct costs and assumption of certain liabilities of PHCIS. The acquisition has been accounted for by the purchase method of accounting. Pro forma disclosure information in connection with this transaction is not included because it is considered immaterial as it relates to the Company's financial statements in accordance with the regulations of the Securities and Exchange Commission.

         During the fiscal year ended March 31, 1999, management determined that the goodwill resulting from the PHCIS Acquisition was impaired and warranted write off of the remaining balance. The impairment resulted from a severe decline in revenue, primarily caused by the filing for liquidation of HIP of New Jersey in February 1999.

         On April 9, 1998, Accuhealth completed a merger with Helix Healthcare, Inc. ("Healix") whereby 1,488,850 shares of Accuhealth's common stock were exchanged for all of the outstanding common stock of Healix. Each share of Healix common stock was exchanged for .740721 shares of Accuhealth's common stock. The merger constituted a tax-free organization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Healix as though it had always been a part of the Company.

         Prior to the merger, Healix had a fiscal year end of September 30. The accompanying consolidated financial statements for the years ended March 31, 1998 and 1997 reflect restated numbers which combine financial statements for the twelve months ended March 31, 1998 and 1997 of Accuhealth and September 30, 1997 and 1996 of Healix, respectively.

         Amounts shown in the consolidated statements of operations differ from those previously reported to stockholders due to a subsequent pooling-of-interests transaction. A reconciliation of sales and net income is as follows:

                              ACCUHEALTH, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   (Amounts in thousands, except shares and per share data)

                                                                       Years ended March 31
                                                                     ------------------------
                                                                       1998           1997
                                                                     ---------      ---------
            Net Sales:
               The Company, as previously reported................   $  18,603      $  16,369
               Healix (pooled company) for twelve months ended
                 September 30, 1997 and 1996......................   $  13,070      $   8,325
                                                                     ---------      ---------
                                                                     $  31,673      $  24,694
                                                                     =========      =========

            Net income (loss):
               The Company as previously reported.................   $    (206)     $     127
               Healix (pooled company) for twelve months ended
                 September 30, 1997 and 1996......................   $    (271)     $    (152)
                                                                     ---------      ---------
                                                                     $    (477)     $     (25)
                                                                     =========      =========

         MANAGEMENT PLANS

         Management  has taken  action and is  formulating  additional  plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2000 and beyond. Among the actions taken are restructuring of the reimbursement and customer service departments to enhance productivity and collection efforts, obtaining better terms and financing from vendors and reducing corporate expenses. No assurances can be made that management will be successful in achieving its plans.

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

         GOODWILL

         Goodwill in connection with the acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the years ended March 31, 1999 and March 31, 1998 amounted to $96 and $56, respectively. In addition, $1,305 of unamortized goodwill has been written off during the last quarter ended March 31, 1999 as management determined such goodwill was impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long lived Assets and for long lived Assets to be disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         MERGER RELATED COSTS

         Merger transaction costs related to the Healix merger consists of fees for attorneys, accountants, financial printing and other expenses directly related to the merger. The Company recorded expenses incurred of $295 related to this merger in the period ended March 31, 1998.

         FIXED ASSETS AND REVENUE PRODUCING EQUIPMENT

         Fixed assets and revenue producing equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets and for revenue producing equipment and leasehold improvements, over the shorter of the estimated useful lives or the term of the related leases.

         EARNINGS PER SHARE

         The Company calculated earnings per share in accordance with the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding during the year. For the years ended March 31, 1998 and 1997, weighted average number of common shares outstanding throughout the periods includes shares issued by Accuhealth as a result of the Healix merger. Common stock equivalents have been excluded from the weighted-average shares for 1999, 1998 and 1997, as inclusion is anti-dilutive. Potentially diluted securities, which consist of convertible debentures, stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

         INCOME TAXES

         The Company files consolidated Federal, combined New York State and combined New York City income tax returns. The Company's method of accounting for income taxes is the liability method required by Statements of Accounting Standards No. 109, "Accounting for Income Taxes."

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 1999 and 1998, the Company had no cash equivalents.

         The Company has cash balances in banks and investments in a financial institution in excess of the maximum amount insured by the FDIC and SIPC as of March 31, 1999.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         LONG-LIVED ASSETS

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." In accordance with SFAS No. 121, the carrying values of long-lived assets are periodically reviewed by the Company and impairments are recognized if the expected future operating non-discounted cash flows derived from an asset are less than its carrying value.

         CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payers, primarily governmental agencies (Medicare and Medicaid). At March 31, 1999 and 1998, gross
         Medicare and Medicaid receivables aggregated $5,151 and $3,601, respectively.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation for which action for noncompliance includes fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations.

         The Company's revenues from one customer accounted for 14%, 15% and 19% of the Company's net sales for the years ended March 31, 1999, 1998 and 1997, respectively. At March 31, 1999, 1998 and 1997, 5%, 6% and 13%,
         respectively, of net accounts receivable was due from this customer.

         STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
         Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         BUSINESS SEGMENT

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company has determined that under SFAS No. 131, it operates in one segment of home health care services. The Company's customers and operations are within the United States.

         NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a material impact on its financial statements.

         In June 1998, the Financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

2.       MARKETABLE SECURITIES/MARGIN PAYABLE

         Companies are required to classify each of their investments into one of three categories, with different accounting for each category. At March 31, 1999, management has classified all their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses reported as other comprehensive income. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities for the year ended March 31, 1999 is summarized as follows:

                                   Amortized    Unrealized Gain     Fair Market
                                     Cost            (loss)           Value
                                   ---------        --------        ----------
Balance - March 31, 1998.......    $       0        $      0        $        0

Purchases......................    $   4,382              --        $    4,382
Sales..........................       (1,980)             --            (1,980)
Realized gain..................           12              --                12
Unrealized loss................           --             (42)              (42)
                                   ---------        --------        ----------

Balance - March 31, 1999.......    $   2,414        $    (42)       $    2,372
                                   =========        ========        ==========

         The Company may purchase up to 50% of its investments on margin advances by its broker. Interest, which is payable at 7% amounted to $31 during the year ended March 31, 1999.

3.       REVENUE PRODUCING EQUIPMENT, NET

         The following summarizes the Company's investment in revenue producing equipment:

                                                                 March 31,
                                                          -----------------------        Estimated
                                                            1999            1998        Useful Lives
                                                          ------------------------------------------
                                                                     (In Thousands)
           Revenue producing
              Equipment primarily under capital lease...  $  3,154       $  2,145         3-5 years

            Less accumulated depreciation and
              amortization..............................     2,253          1,652
                                                          --------       --------

                                                          $    901       $    493
                                                          ========       ========

4.       FIXED ASSETS

                                                                 March 31,
                                                          -----------------------        Estimated
                                                            1999            1998        Useful Lives
                                                          ------------------------------------------
                                                                       (In Thousands)
           Land under capital lease...................    $    136       $    136
           Building under capital lease...............       1,226          1,226         40 years
           Equipment, furniture and fixtures..........       1,265          1,219        5-10 years
           Leasehold improvements.....................           4              4       10-15 years
           Equipment, furniture and fixture under
             capital leases...........................         804            681        5-10 years
           Building improvements......................         337            328         40 years
                                                          --------       --------
                                                             3,772          3,594
           Less accumulated depreciation and
             amortization, including $651 in 1999
             and $578 in 1998 attributable to assets
             under capital leases.....................       1,672          1,543
                                                          --------       --------
                                                          $  2,100       $  2,051
                                                          ========       ========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

5.       NOTES PAYABLE AND LONG-TERM DEBT

         NOTES PAYABLE - OTHER

         The Company's other notes which arose in connection with the purchase of inventories are as follows:

(A) The Company converted a portion of its accounts payable into a notes payable to trade creditors in the principal amount aggregating $600 and $1,699 during the years ended March 31, 1999 and 1998, respectively.. These notes are payable in monthly installments of approximately $2 to $8 with interest rates ranging from 8.5% to 14.5%. The outstanding principal balance at March 31, 1999 and 1998 were $916 and $1,379, respectively.

(B) In February 1997, the Company reached a settlement with the City of New York relating to an audit of General Corporation and Commercial Rent taxes for the years 1990 through 1992. In accordance with this settlement agreement, the outstanding principal balance at March 31, 1999 and March 31, 1998 of $50 and $56, respectively, is payable in monthly installments of $2 which includes interest at 10% per annum. A final balloon payment of $18 is due on March 1, 2000.

         The weighted average interest rate for notes payable-other was 11.3%, 11.7%, and 12.51% for the years ended March 31, 1999, 1998 and 1997, respectively. The average amount of notes payable-other outstanding for the years ended March 31, 1999 and 1998 was approximately $1,159 and $529 respectively. Notes payable other are principally short-term in nature. As such, fair value approximates the carrying value.

         Future minimum cash payments under notes payable - other and in the aggregate are as follows:

                 Fiscal Year                    Amount
                 -----------                   --------

                    2000                       $    857
                    2001                            109
                                               --------
                                               $    966
                                               ========

         NOTES PAYABLE - REVOLVING CREDIT FACILITY AND TERM LOAN

         In April 1994, the Company entered into a Loan and Security Agreement (the "Agreement") with Rosenthal and Rosenthal ("Rosenthal") to borrow, under certain conditions and terms, up to $2,500 at an interest rate of prime plus 4-7/8%. Borrowings under the Agreement are collateralized by certain assets of the Company, including accounts receivables, inventories, equipment and fixtures. The Company's ability to use this revolving credit facility is dependent upon the level of its eligible receivables, as defined in the Agreement. In addition, the Company granted Rosenthal warrants to purchase 70,000 shares of the Company's common stock (see Note 12).

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         Effective February 1, 1996, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 1"). Amendment No. 1 extended the Agreement through April 28, 1997 and allowed the Company to borrow, under certain conditions and terms up to $3,500 (based on eligible accounts receivable, as defined) at an interest rate of prime plus 3 7/8%. Effective February 1, 1997, the Company and Rosenthal amended the Loan and Security Agreement ("Amendment No. 2") to extend the Agreement through April 1, 1998 and reduce the interest rate to prime plus 2 7/8%. In addition, the Company granted Rosenthal warrants to purchase an additional 30,000 shares of the Company's common stock (see Note
         12). Commencing April 28, 1996, the Company was required to pay a facility fee of $35 per annum, which Amendment No. 2 increased to $40 per annum.

         Amendment No. 2 also provided a $500 term loan to the Company due on April 1, 1998 with interest payable monthly at a rate of prime plus 5%.

         Effective April 3, 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the Company to borrow, under certain conditions and terms, up to $9,000 under a revolving loan agreement at an interest rate of prime (prime at March 31, 1999 was 7.75%) plus 1 1/2%, as well as an overdraft line of $1,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock (see Note 12).

         In connection with the RFE Investment Partners L.P. financing approval in July 1998 (see Note 6), the Company granted Rosenthal warrants to purchase 10,000 shares of the Company's common stock (See Note 12).

         The revolving credit facility and the term loan bear interest at variable market rates and as such the carrying value approximates their fair value. The weighted average interest rate, including the facility fee, for the years ended March 31, 1999, 1998 and 1997 was 10.8%, 13.1% and 13.14%, respectively. The amount outstanding at March 31, 1999 and 1998 was $8,515, and $5,854 respectively.

6.       12% SUBORDINATED DEBENTURES

         On July 14, 1998 the Company entered into a Note Purchase Agreement with RFE Investment Partners L.P., ("RFE") whereby RFE purchased $5,000 of the Company's 12% Subordinated Debentures. On August 21, 1998, Amendment No. 1 to the Note Purchase Agreement was executed, whereby Sterling/Carl Marks Capital, Inc. was added as an "Additional Purchaser". Sterling/Carl Marks Capital, Inc. purchased an additional $750 of 12% Subordinated Debentures. On October 26, 1998, Amendment No. 2 to the Note Purchase Agreement was executed, whereby Austin Marxe was added as an "Additional Purchaser". Austin Marxe purchase an additional $500 of 12% Subordinated Debentures.

         Interest on the debentures is payable quarterly, in arrears. The Company may, at its sole discretion, accrue up to six quarterly interest payments, which would otherwise be due, until the maturity date. Such accrued interest payments shall bear interest at the same rate and are payable on the same terms as original interest on the debentures.

         Maturity dates on the above debentures are July 14, August 26, and October 26, 2003 for RFE, Sterling/Carl Marks Capital, Inc. and Austin Marxe, respectively.

         At the option of the note holders, the notes can be converted into shares of common stock equal to the quotient obtained by dividing the aggregate principal amount by the Conversion Price, as defined. The initial Conversion Price is $2.875 and the Conversion Price is subject to adjustment as set forth in the agreement. If a Conversion Event, as defined, occurs, the notes will be mandatory converted into the shares of common stock.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         In addition, on the maturity date, the Company is required to deliver a Common Stock Warrant, as defined, to each of the holders with an exercise price per share equal to $0.01, to purchase certain shares of the Company's common stock. The number of shares of Common Stock to be purchased will be computed based upon a pre-determined formula as prescribed in the agreement.

7.       PROVISION FOR UNCOLLECTIBLE AMOUNT DUE FROM MAJOR CUSTOMER

         Since December 1996, the Company has been providing services to HIP Health Plan of New Jersey ("HIP"). In October 1997, HIP entered into a contract with Pinnacle Health Enterprises ("PHE"), a subsidiary of PHP Health Care Corporation (PHP), wherein PHE would manage the medical risk and provide all the health care services and supplies to HIP members and pay claims and contracts with providers on behalf of HIP. HIP requested that the Company coordinate its HIP network management and provider services and forward its invoices to PHE for processing and payment.

         On November 19, 1998, PHP, including PHE, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. This action followed HIP's announced intention to terminate its Health Services Agreement with PHE.

         In December 1998, the Company received $795, representing 30% of open claims through November 20, 1998 and increased its allowance for doubtful accounts for the remaining balance of $1.1 million. This was in concert with the HIP Rehabilitation Plan implemented by the State of New Jersey.

8.       CAPITAL LEASE OBLIGATIONS

         The Company leases its principal offices and warehouse facility and certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which expire through March 31, 2004.

         CAPITAL LEASE-FACILITY

         The Company  occupies a pharmacy  warehouse  and office  facility  (the
         "Facility") which was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, U.S.A. (now "Fleet") $1,072 principal amount of its Industrial Development bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture") which created a lien on the facility. The Company also paid $228 in order for the Agency to purchase the warehouse. This amount and other acquisition costs are capitalized as land and building under capital lease (see
         Note 3).

         At the end of the term of the lease, the Company has communicated its intention to purchase the Facility for one dollar pursuant to the terms of the capital lease. The Lease Agreement and Guaranty Agreement require the Company and its subsidiaries to comply with certain covenants, including but not limited to, maximum debt to worth ratio, maximum allowable losses and debt service coverage ratio.

         In lieu of rent the Company pays principal on the Bonds in quarterly installments of $18, plus interest at the rate of prime (prime rate at March 31, 1999 was 7.75%) plus 1%. A final balloon payment of $232 plus interest thereon was due on April 1, 1999. Each of the Company's wholly owned subsidiaries has guaranteed the Company's obligations under the lease. The Lease Agreement and Guaranty Agreement also restrict the payment of cash dividends in any one year to an aggregate amount not to exceed 25% of the Company's net income for the immediately preceding year. The Company is currently in default of this balloon payment.

         The balloon payment of $232 is presently to be paid pursuant to a financing arrangement with Rosenthal, whereby Rosenthal will lend the Company $250 to be paid in six equal installments, plus interest at the rate of prime, plus 4%, commencing on November 30, 1999. If the Facility is sold prior to October 30, 1999, then the outstanding principal, plus interest, is due at closing.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         The obligation under capital lease-facility bears interest at variable market rates and as such the carrying value approximates its fair value.

         OTHER CAPITAL LEASES

         The Company leases durable medical equipment and computers under capital lease agreements which extend through March 31, 2004 with interest rates ranging from 6.50% to 16.71%.

         Future minimum cash payments under capital leases with initial or remaining noncancellable lease terms in excess of one year at March 31, 1999 are as follows:

                                                    Capital Lease Other Capital
                           Fiscal Year                Facility        Leases
                           -----------               ------------  ------------
         2000....................................... $        232  $        509
         2001.......................................           --           315
         2002.......................................           --            77
         2003.......................................           --            30
         2004.......................................           --            15
                                                     ------------  ------------
                                                              232           946

         Less interest..............................           --           128
                                                     ------------  ------------
         Present value of net minimum obligations...          232           818
         Less current portion.......................          232           430
                                                     ------------  ------------
         Long term obligations at March 31, 1999.... $          0  $        388
                                                     ============  ============

9.       CONTINGENCIES

         The Company is involved in litigation through the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

10.      6% CONVERTIBLE PREFERRED STOCK

         On December 14, 1994 and January 30, 1995, the Company completed the sale at $2.00 per share, of 1,325,000 shares of redeemable convertible preferred stock (the "Preferred Stock") with a 6% per annum cumulative dividend. During the quarter ended December 31, 1995, the Company sold at $2.50 per share, 25,000 additional shares of Preferred Stock to certain officers and directors of the Company. The Preferred Stock is convertible at any time at the option of the holder, subject to antidilution adjustments, into 1,350,000 shares of common stock. On October 10, 1998, 1,245,000 shares were converted in common shares at a 15% premium per an agreement with the Preferred stock holders. Accordingly, 1,431,750 shares of common stock were issued, leaving 105,000 shares of Preferred Stock outstanding. The holders of the Preferred Stock are entitled to voting rights equivalent to that of the common stock. The Preferred Stock is senior to the common stock in the event of a liquidation of the Company. The liquidation preference is $2.00 per share plus accrued and unpaid dividends.

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

         The Company is obligated to pay annual dividends of $.12 per share on its 105,000 outstanding shares of Preferred Stock. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of Common Stock valued in accordance with the terms of such stock. Dividends on the Company's Preferred Stock are payable in preference and priority to any payment of any dividends on the common stock.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         The June 1, 1997 dividend was paid out in 45,556 shares of common stock on July 18, 1997. The December 1, 1997 dividend was paid out in 35,354 shares of common stock on January 15, 1998. The June 1, 1998 dividend was paid out in 46,526 shares of common stock on December 17, 1998. The December 1, 1998 dividend will be paid out in 4,388 shares of common stock in 1999.

11.      COMMITMENTS

         OPERATING LEASES

         A vendor has a security interest in certain assets of the Company, including accounts receivable, inventories, equipment and fixtures. This security interest is subordinate and junior in all respects to the Loan and Security Agreement.

         RELATED PARTY TRANSACTIONS

         A director has a consulting arrangement with the Company whereby he receives a consulting fee of $4 per month and an office expense reimbursement of $1 per month.

         The Company's president/chief executive officer has a loan payable to the Company in the amount of $100 due on demand bearing interest at 8% per year and is collateralized by 50,000 shares of the Company's preferred stock.

         EMPLOYMENT AGREEMENT

         The Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $250 and 25,000 shares of the Company's common stock. At the Company's Board of Directors meeting on June 25, 1998, the Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 2001. Under the employment agreement, the Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $275 and 62,500 restricted shares of the Company's common stock.

         In connection with the Healix merger, the Company entered into employment agreements with two officers. Under these agreements, the officers are entitled to an aggregate annual salary of $240 and 110,000 restricted shares of common stock.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)


12.      STOCK OPTIONS AND WARRANTS

         In September 1988, the Company adopted, and in September 1994 amended, the 1988 Stock Option Plan ("Stock Option Plan"). In 1999, the Company adopted a 1998 stock option plan, whereby all options granted under the 1988 Option Plan will be rolled over to the 1998 stock option plan.
         Under the plan, an aggregate maximum of 2,000,000 shares of the Company's common stock may be granted. The Stock Option Plan is administered by the Board of Directors, who are responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price may not be less than the fair market value of the Company's common stock. The fair market value is defined in the Stock Option Plan to be the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant. No option may have a term in excess of ten years. As to any stockholder who owns 10% or more of the Company's common stock, the option price per share will be no less than 110% of the fair market value of the Company's common stock on the date of grant and such options shall not have a term in excess of five years.

         During the years ended March 31, 1999 and 1998, the Board of Directors granted a total of 152,500 and 130,000 options, respectively, to purchase shares of the Company's common stock to employees with exercise prices ranging from $1.75 to $2.875 per share. These options are exercisable in four equal annual increments.

                                                                   Weighted
                                                                   Average
                                                                Exercise Price
                                                    Shares         Per Share
                                                    ------         ---------
Outstanding at March 31, 1997...............         269,500         $2.03
Granted.....................................         130,000          2.38
Cancelled...................................         (28,250)        (1.99)
                                                  ----------         -----
Outstanding at March 31, 1998...............         371,250         $2.22
Granted.....................................         152,500         $2.88
Cancelled...................................          (4,500)        (1.95)
                                                  ----------         -----
Outstanding at March 31, 1999...............         519,250         $2.37
                                                  ==========         =====
Exercisable at March 31, 1997...............          32,500         $2.81
                                                  ==========         =====
Exercisable at March 31, 1998...............          66,450         $2.22
                                                  ==========         =====
Exercisable at March 31, 1999...............         184,800         $2.29
                                                  ==========         =====

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         Separate from options issued under the Stock Option Plan, in February 1992, the Board of Directors granted to three former directors of the Company a total of 60,000 options to purchase shares of the Company's common stock ("1992 Options"). The exercise price of the 1992 Options is the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant, which was $4.75. These options may be exercised in 25% increments on the first, second, third and fourth anniversary of the date of issue, and have a term of ten years. There were 16,000 options outstanding as of March 31, 1999.

         During fiscal 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 352,500 of common shares to officers and directors ("1995 Options"). The exercise prices of the 1995 Options range from $2.00 to $3.00. At March 31, 1999 and 1998, 295,000 and 287,500 shares of option are vested, and 0 and 50,000 shares of options were cancelled, respectively. There were 302,500 options outstanding as of March 31, 1999.

         In September 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 45,000 of the Company's common shares to directors ("1996 Options"). The exercise price of the 1996 Options are $1.875 with the shares vesting over five years from the date of issuance.

         In June 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 45,000 of the Company's common shares to directors ("1997 Options"). The exercise price of the 1997 Options are $1.625 with the shares vesting over five years from the date of issuance.

         In June 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 50,000 of the Company's common shares to a director ("June 1996 Options"). The exercise price of the June 1996 Options are $1.625 with the shares vesting over five years from the date of issuance.

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

         During fiscal 1998, separate from options issued under the Stock Option Plan, the Company granted options to purchase 70,000 of the Company's common shares to employees ("1998 Options"), with exercise prices ranging from $2.00 to $2.125. Fifty thousand of these options vest ratably over 24 months from the date of issuance, with the balance vesting in four equal increments beginning one year from date of issuance.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)


         During fiscal 1999, separate from options issued under the Stock Option Plan, the Company granted options to purchase 40,000 of the Company's common shares to directors ("1999 Options"). The exercise price of the 1999 options are $2.875, with the shares vesting over five years from the date of issuance.

         As of March 31, 1999 and 1998,  an aggregate  1,147,750  and  1,068,750 shares, respectively, of the Company's common stock are reserved for issuance under the Stock Option Plan, and the 1990, 1992, 1995, 1996, 1997, 1998 and 1999 options. As of March 31, 1999, 620,733 shares of such options are exercisable.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                                                             MARCH 31,
                                                                ---------------------------------
                             ASSUMPTION                            1999        1998         1997
                             ----------                            ----        ----         ----
         Risk-free rate......................................      5.34%       5.47%         6.2%
         Dividend yield......................................         0%          0%           0%
         Volatility factor of the expected market price of
           the Company's common stock........................     1.085       0.949          1.7
         Average life........................................   5 years     5 years    4.9 years

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                       YEARS ENDED MARCH 31,
                                                  ------------------------------
                                                    1999      1998        1997
                                                    ----      ----        ----
         Pro forma net loss..................     ($5,692)    ($704)      ($244)
         Pro forma net loss per share........      ($1.29)    ($.22)     ($0.85)

         The weighted average fair value of options granted during the years ended March 31, 1999, 1998 and 1997 were $0.86, $1.86 and $1.53, respectively, for shares granted. The weighted-average remaining contractual life of options exercisable at March 31, 1999 is 3 years. The exercise prices range from $1.625 to $4.75 for options outstanding as of March 31, 1999.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         In April 1994, pursuant to the terms of a Loan and Security Agreement (see Note 4), the Company granted to a financing company warrants to purchase 70,000 shares of common stock at a price of $2.00 per share. On February 1, 1996, the Company granted warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. On February 1, 1997, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the Loan Commitment has been extended and the exercise price for all warrants was restated to $2.00 per share. During the year ended March 31, 1999, the Company granted to this financing company two warrants to purchase 50,000 and 10,000 shares of the Company's common stock at a price of $2 and $2.875 per share, respectively, expiring on July 1, 2003. These 60,000 shares of warrants have been valued at $0.88 per share in records with SFAS
         123. As of March 31, 1999, no warrants have been exercised and an aggregate of 160,000 of the Company's common stock are reserved for issuance under these warrants.

13.      EMPLOYEE SAVINGS AND PROFIT SHARING PLAN

         In December 1986, the Company established a profit sharing and thrift plan (the "Plan") covering substantially all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company matches contributions equal to 25% of an eligible employee's pre-tax 401(k) contribution. The matching contribution is limited for any part of an eligible employee's pre-tax 401(k) contribution which exceeds 10% of their compensation.

         At the discretion of the Board of Directors, the Company may also make additional contributions dependent on profits each year for the benefit of eligible employees under the Plan. The Company's contribution to the Plan was approximately $71, $33, and $43 for the years ended March 31, 1999, 1998 and 1997, respectively.

         In August 1995, the Company adopted a deferred compensation plan for the Board of Directors (the "Directors Plan"). Under the Directors Plan, a director may elect to defer receipt of all or a specified portion of his or her compensation. As of March 31, 1999, no director had elected to defer any portion of his or her compensation.

14.      INCOME TAXES

         The Company had net deferred assets and liabilities as follows:

                                                           March 31,
                                                    ------------------------
                                                       1999          1998
                                                    ----------     ---------
         Federal, State and Local Net Operating
         Loss Carry forwards...................     $    3,075     $   1,881

         Allowance for Doubtful Accounts.......            727           197

         Business Credit Carry-forwards........             52            52

         Other.................................            667            67
                                                    ----------     ---------

         Total.................................          4,521         2,197

         Less:  Valuation Allowance............         (4,521)       (2,287)
                                                    ----------     ---------

         Net Deferred Liabilities..............     $        0     $     (90)
                                                    ==========     =========

         The following is a reconciliation of the amount of the income tax expense (benefit) attributable to continuing operations to the amount of income tax that would result from applying the federal rate to pretax income from continuing operations:

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

                                                         For the years ended
                                                               March 31,
                                                 --------------------------------------
                                                   1999          1998           1997
                                                 (Benefit)     (Benefit)      (Benefit)
                                                 Liability     Liability      Liability
                                                 ---------      --------      ---------
          Income tax (benefit) at statutory
            rate at 34%.......................   $  (1,216)     $   (162)     $      (9)
            Permanent Differences                                     --              6
            Other decrease in valuation
              allowances related to the
              federal portion of continuing
              operations......................         (90)           --            (49)
            Amount attributable and
              pooling of interests............         (26)           --            (60)
            Loss producing no current
              benefit.........................       1,216           240             --
                                                 ---------      --------      ---------
                                                 $     (90)     $    104      $    (112)
                                                 =========      ========      =========

         At March 31, 1999, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for U.S. tax purposes of approximately $6,540 which will begin to expire in 2009 and a general business tax credit carryforward of approximately $52 available to reduce future payments of federal income taxes. The Company also has net operating loss carryforwards for New York State and City tax purposes of approximately $7,507 and $7,504, respectively.

         The valuation allowances increased $2,234 in 1999, decreased $382 in 1998 and increased $265 in 1996. These amounts are equal to the changes in deferred tax assets to reflect the uncertainty as to realization of such assets.

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

15.      SUBSEQUENT EVENTS

         In June 1995, a former employee had commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleged that the Company breached plaintiff's employment agreement by withholding at least $750,000 in commissions allegedly owed to him. As of June 1998, this matter had thought to have been settled through court recommended mediation. In May 1999 the former employee petitioned the court to reopen the matter. The matter is still pending with the court; however, management believes there will be no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         To enhance productivity and provide technological enhancements, the Company signed a lease in June, 1999 to rent 37,000 square feet in Yonkers, New York, where it plans to consolidate its major offices and warehouses at an average cost of approximately $26,000 per month over the life of the lease. The initial term is for a period of sixty-five months with two renewals each for a sixty month period.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                        Column B          Column C        Column D         Column E
           --------                        --------          --------        --------         --------

                                                             Additions
                                           Balance at       Charged to
                                          Beginning of       Cost and                        Balance at End
                                             Period          Expenses        Deductions         of Period
                                          -----------       -----------      -----------       -----------
Year Ended March 31, 1997 Allowance
for Doubtful Accounts                     $       320       $       279      $       238       $       361

Year Ended March 31, 1998 Allowance
for Doubtful Accounts                     $       361       $       336      $       181       $       516

Year Ended March 31, 1999 Allowance
for Doubtful Accounts                     $       516       $     3,175      $     2,076       $     1,615