Form 10-Q
period 1999-06-30
ACCUHEALTH INC
filed 1999-08-16
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


               CLASS                           OUTSTANDING AT AUGUST 13, 1999
Common stock, par value $.01 per share               5,136,754 Shares


                                ACCUHEALTH, INC. AND SUBSIDIARIES

                                              INDEX


PART I.   FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------

Item 1.      Condensed Consolidated Financial Statements.

             Condensed Consolidated Balance Sheets at
             June 30, 1999 and March 31, 1999...............................................3

             Condensed Consolidated Statements of Operations and Comprehensive Gain
             for the three months ended June 30, 1999 and 1998..............................4

             Condensed Consolidated Statements of Cash Flows
             for the three months ended June 30, 1999 and 1998..............................5

             Note to Condensed Consolidated Financial
             Statements.....................................................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................................7-8

Item 3       Quantitative and Qualitative Disclosures About Market Risk.
             Not Applicable.................................................................8

PART II.     OTHER INFORMATION..............................................................9


SIGNATURES..................................................................................9

                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                             (UNAUDITED)


                                                                      JUNE 30, 1999  MARCH 31, 1999
                                                                      -------------  --------------
ASSETS
Current Assets:
   Cash ...........................................................   $        509    $         85
   Marketable securities ..........................................            375           2,372

   Accounts receivable, net .......................................         15,062          14,499
   Inventories ....................................................          2,268           1,653
   Prepaid expenses and other current assets ......................            270             267
                                                                      ------------    ------------

   Total Current Assets ...........................................         18,484          18,876
Revenue producing equipment, net ..................................            820             901
Fixed assets, net .................................................          2,257           2,100
Other .............................................................             95              93
                                                                      ------------    ------------

   Total Assets ...................................................   $     21,656    $     21,970
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
   Notes payable - revolving credit facility ......................   $      9,421    $      7,765
   Current portion of notes payable - other .......................            777             857
   Margin payable .................................................             --           1,281
   Accounts payable ...............................................          5,466           5,517
   Accrued expenses and other current liabilities .................          1,923           2,245
   Current portion of capital lease - Facility ....................            233             232
   Current portion of other capital lease obligations .............            448             430

     Total Current Liabilities ....................................         18,268          18,327

12% Subordinated Debentures .......................................          6,250           6,250
Notes payable - term loan .........................................            725             750
Notes payable - other, less current portion .......................             40             109
Other capital lease obligations, less current portion .............            370             388
                                                                      ------------    ------------

     Total Liabilities ............................................         25,653          25,824
                                                                      ------------    ------------

Stockholders' Deficiency:
   Preferred Stock, $.01 par value: authorized 3,650,000 shares; no shares issued and outstanding
   Preferred stock, $.01 par value; 6% cumulative convertible,
   $213 and liquidation preference, authorized 1,350,000 shares;
   issued and outstanding 105,000 shares ..........................              1               1
   Common stock $0.1 par value;  authorized  15,000,000 shares;
   5,136,754,  and 5,127,593 shares issued and outstanding,
   respectively ...................................................             51              51
   Additional paid-in capital .....................................          7,612           7,606
   Accumulated other comprehensive income (loss) ..................              4             (42)
   Accumulated deficit ............................................        (11,041)        (10,846)
                                                                      ------------    ------------
                                                                            (3,373)         (3,230)
   Less treasury stock (308,004 shares) at cost ...................           (624)           (624)
                                                                      ------------    ------------
Total Stockholders' Deficiency ....................................         (3,997)         (3,854)
                                                                      ------------    ------------

Total Liabilities and Stockholders' Deficiency ....................   $     21,656    $     21,970
                                                                      ============    ============

                      See note to condensed consolidated financial statements.


                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            1999           1998
                                                                         -----------    -----------
Net sales ............................................................   $     8,947    $     8,623
Cost of goods sold ...................................................         5,622          5,139
                                                                         -----------    -----------
Gross profit .........................................................         3,325          3,484
Selling, general and administrative expenses .........................         3,027          2,980
                                                                         -----------    -----------
Operating income .....................................................           298            504
Interest expense .....................................................           487            257
                                                                         -----------    -----------
Net income (loss) ....................................................   $      (189)   $       247
                                                                         ===========    ===========


Net income (loss) per common share applicable to common shareholders:
    Basic ............................................................          $.04           $.07
    Diluted ..........................................................          $.04           $.07

Weighted number of common shares and equivalents outstanding:
    Basic ............................................................     5,130,588      3,193,975
    Diluted ..........................................................     5,130,588      3,332,605

    Net income (loss) ................................................          (189)           247
Other comprehensive income, net of tax:  unrealized gain on marketable
    securities, net ..................................................             4             --
                                                                         -----------    -----------
    Total comprehensive income (loss) ................................   $      (185)   $       247
                                                                         ===========    ===========

                           See note to consolidated financial statements.


                                ACCUHEALTH, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                           (UNAUDITED)

                                                                    Three Months Ended June 30
                                                                    ---------------------------
                                                                        1999           1998
                                                                    -----------     -----------
OPERATING ACTIVITIES
Net income (loss) ...............................................   $      (189)    $       247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization ...............................           178             176
    Changes in operating assets and liabilities:
       Accounts receivable ......................................          (563)         (1,231)
       Inventories ..............................................          (615)             21
       Prepaid expenses and other current assets ................            (2)           (190)
       Other assets .............................................            (2)            475
       Accounts payable .........................................            84          (1,199)
       Accrued expenses and other current liabilities ...........          (320)            223
                                                                    -----------     -----------

       Cash used in operating activities ........................        (1,430)         (1,478)
                                                                    -----------     -----------

INVESTING ACTIVITIES
    Purchase of fixed assets ....................................          (285)           (147)
    Net change in goodwill ......................................            --             (68)
    Proceeds from sales of marketable securities ................           720              --
                                                                    -----------     -----------
    Cash provided by (used in) investing activities .............           435            (215)
                                                                    -----------     -----------

FINANCING ACTIVITIES
    Proceeds from note payable - revolving credit facility ......         1,656           7,460
    Proceed from notes payable - other ..........................            --             657
    Proceeds from term loan .....................................            --             250
    Payments on notes payable - revolving credit facility .......           (25)         (5,928)
    Payments on notes payable - other ...........................          (212)           (852)
    Principal payments on capital lease - Facility ..............            --             (18)
    Proceeds from issuance of capital stock .....................            --              75
    Payments on other capital lease obligations .................            --             115
                                                                    -----------     -----------
    Cash provided by financing activities .......................         1,419           1,529
                                                                    -----------     -----------

    Net increase (decrease) in cash .............................           424            (164)
                                                                    -----------     -----------
    Cash at beginning of period .................................            85             249
                                                                    -----------     -----------
    Cash at end of period .......................................   $       509     $        85
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...............................................   $       296     $       234
                                                                    ===========     ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Additions to capital leases .................................   $        --     $        58
    Accrued dividends and accretion on redeemable preferred stock   $         6     $        27

                         See note to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       MARKETABLE SECURITIES/MARGIN PAYABLE

         At June 30, 1999, management has classified all their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses reported as other comprehensive income. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities for the quarter ended June 30, 1999 is summarized as follows:

                                    Amortized           Unrealized        Fair Market
                                       Cost            Gain (Loss)           Value
                                 ----------------    ----------------   ----------------
Balance - March 31, 1999.......  $          2,372    $             --   $          2,372

Purchases......................               762                  --                762
Sales..........................            (2,673)                 --             (2,673)
Realized loss..................               (90)                 --                (90)
Unrealized gain (loss).........                --                   4                  4
                                 ----------------    ----------------   ----------------

Balance - June 30, 1999........  $            371    $              4   $            375
                                 ================    ================   ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

NET REVENUES. Net revenues increased approximately $324,000 or 4% from the comparable 1998 quarter to approximately $8.9 million for the three months ended June 30, 1999. The increase was primarily the result of increases in the Company's institutional pharmacy business with durable medical equipment and respiratory revenues remaining relatively constant with the prior quarter.

GROSS PROFIT. Gross profit for the three months ended June 30, 1999 and 1998 was approximately $3.3 and $3.5 million, respectively, representing approximately 37% of net sales for the three months ended June 30, 1998 as compared to 40% for the comparable prior year period. Gross profit decreased primarily due to the Company continuing to experience downward pressure on its fees within the infusion services business and growth in sales in the institutional pharmacy business which generates a lower gross margin. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin - a higher margin medication frequently administered to our patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $3.0 and $3.0 million or approximately 34% and 34% of net sales for the three months ended June 30, 1999 and 1998, respectively. There were decreases due to the elimination of certain duplicate overhead costs resulting from the merger with Healix Healthcare, Inc. on April 9, 1998. Offsetting these decreases were increases in bad debt expense ($100,000), due to general industry experience.

INTEREST EXPENSE. Net interest increased by $230,000 for the three months ended June 30, 1999, to approximately $487,000. This increase was due to increased net borrowings under our revolving line of credit and interest on the issuance of $6,250,000, 12% Subordinated Debentures.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

FINANCIAL CONDITION

As of June 30, 1999, the Company had working capital of approximately $216,000.

The  Company's  cash  provided by financing  activities  of  approximately  $1.4 million was primarily attributable to the net proceeds of approximately $1.6 million under the Company's revolving credit facility and term loan offset by principal payments on capital leases.

Accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At June 30, 1999, gross Medicare and Medicaid receivables aggregated approximately $5.4 million.

The Company operates under cash flow pressure due to difficulty in collecting its accounts receivable. As of June 30, 1999, the Company had borrowed the maximum allowable under its revolving loan agreement ($9,000,000), overdraft line ($1,000,000) and term loan ($725,000). Discussions to increase the Company's borrowing capacity are in process.

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

                      None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ACCUHEALTH, INC.


Date: August 13, 1999         By: /s/  GLENN C. DAVIS
                                  --------------------------------------------
                                       Glenn C. Davis, as
                                       President and Chief Executive Officer