Form 10-Q
period 1999-09-30
ACCUHEALTH INC
filed 1999-11-22
CIK 840401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                  CLASS                       OUTSTANDING AT OCTOBER 29, 1999
    Common stock, par value $.01 per share             5,136,754 Shares

                                 ACCUHEALTH, INC. AND SUBSIDIARIES

                                               INDEX


PART I.   FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------

Item 1.      Condensed Consolidated Financial Statements.

             Condensed Consolidated Balance Sheets at
             September 30, 1999 and March 31, 1999..............................................3

             Condensed Consolidated Statements of Operations and Comprehensive Gain
             for the three and six months ended September 30, 1999 and 1998.....................4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1999 and 1998...............................5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................................6-8

Item 3       Quantitative and Qualitative Disclosures About Market Risk
             Not Applicable.....................................................................8

PART II.     OTHER INFORMATION..................................................................9


SIGNATURES......................................................................................9

                                ACCUHEALTH, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                           (UNAUDITED)

                                                                      September 30,      March 31,
                                                                          1999             1999
                                                                      -------------      ---------
ASSETS
Current Assets:
   Cash .............................................................   $     48         $     85
   Marketable securities ............................................         --            2,372
   Accounts receivable, net .........................................     15,142           14,499
   Inventories ......................................................      1,441            1,653
   Prepaid expenses and other current assets ........................        238              267
                                                                        --------         --------

   Total Current Assets .............................................     16,869           18,876
Revenue producing equipment, net ....................................        962              901
Fixed assets, net ...................................................      2,270            2,100
Other ...............................................................        171               93
                                                                        --------         --------

   Total Assets .....................................................   $ 20,272         $ 21,970
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
   Notes payable - revolving credit facility ........................   $  9,152         $  7,765
   Current portion of notes payable - other .........................        742              857
   Margin payable ...................................................         --            1,281
   Accounts payable .................................................      6,096            5,517
   Accrued expenses and other current liabilities ...................      2,372            2,245
   Current portion of capital lease - Facility ......................        249              232
   Current portion of other capital lease obligations ...............        386              430
                                                                        --------         --------

     Total Current Liabilities ......................................     18,997           18,327

12% Subordinated Debentures .........................................      6,250            6,250
Notes payable - term loan ...........................................        688              750
Notes payable - other, less current portion .........................         --              109
Other capital lease obligations, less current portion ...............        329              388
                                                                        --------         --------

     Total Liabilities ..............................................     26,264           25,824

Stockholders' Deficiency:
   Preferred Stock, $.01 par value: authorized 3,650,000 shares; no shares issued and outstanding ..................................
   Preferred  stock,  $.01  par  value;  6%  cumulative  convertible,  $213  and liquidation preference, authorized 1,350,000 shares; issued
      and outstanding 105,000 shares ................................          1          1
   Common stock $0.1 par value;  authorized  15,000,000 shares;
      5,136,754, and 5,127,593 shares issued and outstanding,
      respectively ..................................................         51            51
   Additional paid-in capital .......................................      7,612         7,606
   Accumulated other comprehensive income (loss) ....................         --              (42)
   Accumulated deficit ..............................................    (13,032)         (10,846)
                                                                        --------         --------
                                                                          (5,368)          (3,230)
   Less treasury stock (308,004 shares) at cost .....................       (624)            (624)
                                                                        --------         --------
Total Stockholders' Deficiency ......................................     (5,992)          (3,854)
                                                                        --------         --------

Total Liabilities and Stockholders' Deficiency ......................   $ 20,272         $ 21,970
                                                                        ========         ========

                                         ACCUHEALTH, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN
                              (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                                    (UNAUDITED)

                                                       Three Months Ended September 30, Six Months Ended September 30,
                                                       -------------------------------- ------------------------------
                                                              1999           1998           1999            1998
                                                           -----------    -----------    -----------    -----------
Net sales ..............................................   $     9,164    $     8,941    $    18,111    $    17,564
Cost of goods sold .....................................         6,895          5,146         12,517         10,285
                                                           -----------    -----------    -----------    -----------
Gross profit ...........................................         2,269          3,795          5,594          7,279
Selling, general and administrative expenses ...........         3,703          4,299          6,730          7,280
                                                           -----------    -----------    -----------    -----------
Operating income (loss) ................................        (1,434)          (504)          (1,136)            (1)
Interest expense .......................................           563            392            1,050            649
                                                           -----------    -----------    -----------    -----------
Net income (loss) ......................................   $    (1,997)   $      (896)        (2,186)          (650)
                                                           ===========    ===========    ===========    ===========

Net income (loss) per common share applicable to common shareholders:
    Basic ..............................................   $      (.39)   $      (.27)   $      (.43)   $      (.20)
    Diluted ............................................   $      (.39)   $      (.27)   $      (.43)   $      (.20)

Weighted number of common shares and equivalents outstanding:
    Basic ..............................................     5,136,754      3,336,496      5,133,684      3,254,814
    Diluted ............................................     5,136,754      3,340,308      5,133,684      3,258,626

    Net income (loss) ..................................        (1,997)          (896)        (2,186)          (650)
Other comprehensive income, net of tax: unrealized
 gain on marketable securities, net ....................            --             --             --             --
                                                           -----------    -----------    -----------    -----------
    Total comprehensive income (loss) ..................   $    (1,997)   $      (896)   $    (2,186)   $      (650)
                                                           ===========    ===========    ===========    ===========

                                  ACCUHEALTH, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                           Six Months Ended September 30,
                                                                           ------------------------------
                                                                                 1999        1998
                                                                               --------    --------
OPERATING ACTIVITIES
Net income (loss) ..........................................................   $ (2,186)   $   (650)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..........................................        163         308
    Changes in operating assets and liabilities:
       Accounts receivable .................................................       (643)     (3,909)
       Inventories .........................................................        212       (109)
       Prepaid expenses and other current assets ...........................         29        (125)
       Other assets ........................................................        (78)        429
       Accounts payable ....................................................        714        (380)
       Accrued expenses and other current liabilities ......................        129          37
                                                                               --------    --------

       Cash used in operating activities ...................................     (1,660)     (4,399)
                                                                               --------    --------

INVESTING ACTIVITIES
    Purchase of fixed assets ...............................................       (486)       (186)
    Net change in goodwill .................................................         --         (68)
    Proceeds from sales of marketable securities ...........................       1095      (4,300)
                                                                               --------    --------
    Cash provided by (used in) investing activities ........................        609      (4,554)
                                                                               --------    --------
FINANCING ACTIVITIES
    Proceeds from note payable - revolving credit facility .................      1,387      15,990
    Proceed from notes payable - other .....................................         --       5,750
    Proceeds from term loan ................................................         --         250
    Payments on notes payable - revolving credit facility ..................        (62)    (12,839)
    Payments on notes payable - other ......................................       (224)       (287)
    Principal payments on capital lease - Facility .........................         16         (36)
    Proceeds from issuance of capital stock ................................         --          74
    Payments on other capital lease obligations ............................       (103)       (147)
                                                                               --------    --------
    Cash provided by financing activities ..................................      1,014       8,755
                                                                               --------    --------

    Net increase (decrease) in cash ........................................        (37)       (198)
                                                                               --------    --------
    Cash at beginning of period ............................................         85         249
                                                                               --------    --------
    Cash at end of period ..................................................   $     48    $     51
                                                                               ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ..........................................................   $    632    $    415
                                                                               ========    ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Additions to capital leases ............................................   $     --    $    121
    Accrued dividends and accretion on redeemable preferred stock ..........   $      6    $     27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.

Results of Operations
---------------------

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

NET REVENUES. Net revenues increased approximately $223,000 or 2% from the comparable 1998 quarter to approximately $9.2 million for the three months ended September 30, 1999. The increase was primarily the result of increases in the Company's institutional pharmacy business mostly offset by decreases in the infusion therapy revenues and decreases in the sale and rental of durable medical equipment.

GROSS PROFIT. Gross profit for the three months ended September 30, 1999 and 1998 was approximately $2.3 and $3.8 million, respectively, representing approximately 25% of net sales for the three months ended September 30, 1999 as compared to 42% for the comparable prior year period. Gross profit decreased primarily due to write off of unusable revenue producing equipment and the Company also experienced revenue growth in the institutional pharmacy business, which generates lower gross margin as compared to the other lines of business. Further, decreased revenues from the durable medical equipment, which generates the Company's highest gross margin, also contributed to the decline in overall gross profit. Moreover, declines in margins in the higher margin infusion therapies were incurred due to changes in the customer base. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin - a higher margin medication frequently administered to our patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $3.7 and $4.3 million or approximately 41% and 48% of net sales for the three months ended September 30, 1999 and 1998, respectively. There were decreases due to the elimination of certain duplicate overhead costs resulting from the merger with Healix Healthcare, Inc. on April 9, 1998. Offsetting these decreases were increases in bad debt expense ($400,000). The industry in which the Company operates is experiencing difficulty in collecting from customers who include hospitals, HMO's, and private institutions. There is a growing number within the aforementioned customer group who are experiencing significant lack of working capital resulting in tremendous payment delays and disputes on billing claims.

INTEREST EXPENSE. Interest increased by $171,000 for the three months ended September 30, 1999, to approximately $563,000. This increase was due to increased net borrowings under our revolving line of credit and additional interest on the $6,250,000, 12% Subordinated Debentures due to the receipt of additional funds in August, 1998 and additional interest accrued on unpaid interest per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

Six Months Ended September 30, 1999
-----------------------------------

NET REVENUES. Net revenues increased approximately $547,000 or 3% from the comparable 1998 quarter to approximately $18.1 million for the six months ended September 30, 1999. The increase was primarily was primarily the result of increases in the Company's institutional pharmacy business mostly offset by decreases in the infusion therapy revenues and decreases in the sale and rental of durable medical equipment.

GROSS PROFIT. Gross profit for the six months ended September 30, 1999 and 1998 was approximately $5.6 and $7.3 million, respectively, representing approximately 31% of net sales for the three months ended September 30, 1999 as compared to 41% for the comparable prior year period. Gross profit decreased primarily due to the Company's growth in sales in the institutional pharmacy business, which generates a lower gross margin, continued downward pressure on its fees within the infusion therapy business, decreases in the durable medical equipment business, which generates high gross, margins and write off of unusable revenue producing equipment. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin- a higher margin dedication frequently administered to patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $6.7 and $7.3 million or approximately 38% and 41% of net sales for the three months ended September 30, 1999 and 1998, respectively. There were decreases due to the elimination of certain duplicate overhead costs resulting from the merger with Healix Healthcare, Inc. on April 9, 1998. Offsetting these decreases were increases in bad debt expense ($500,000). The industry in which the Company operates is experiencing difficulty in collecting from customers who include hospitals, HMO's and private institutions. There is a growing number within the aforementioned customer group who are experiencing a significant lack of working capital resulting in tremendous payment delays and disputes on billing claims.

INTEREST EXPENSE. Interest expenses increased by $401,000 for the six months ended September 30, 1999, to approximately $1,050,000. This increase was primarily due to increased net borrowings under our revolving line of credit and additional interest on the $6,250,000 12% Subordinated Debentures due to the receipt of additional funds in August 1998 and additional interest on unpaid interest per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operation loss credits.

Financial Condition
-------------------

As of September 30, 1999, the Company had negative working capital of approximately $2,128,000.

The Company's cash provided by financing activities of approximately $1 million was primarily attributable to the net proceeds of approximately $1.4 million under the Company's revolving credit facility and term loan offset by principal payments on capital leases and other notes payable.

Accounts receivable includes amounts due from third party customers, primarily governmental agencies (Medicare and Medicaid). At September 30, 1999, gross Medicare and Medicaid receivables aggregated approximately $5.4 million.

The Company operates under cash flow pressure due to difficulty in collecting its accounts receivable. As of March 31, 1999 the Company had accounts receivable that were "ineligible" to borrow against per the terms of its line of credit. Considering the amount and the issues of collecting these receivables an increase to the bad debt expense was established of approximately $3,000,000 for the estimated loss on these receivables and for eligible receivables deemed to be uncollectible as of March 31, 1999. As of September 30, 1999 a further deterioration has occurred with respect to the working capital issues facing our customers so additional bad debt expenses were recorded. To address the collection issues, the customer service, billing and collection department has been reorganized into specialized teams. These teams have responsibility for a certain number of accounts determined by the nature and type of business. This will enable our collectors to better service and collect from our customers because they will possess a better understanding of the issues that need to be addressed. Moreover, an increased effort and focus is to collect the "ineligible" receivables by conducting face to face meetings with the appropriate customer personnel and curtailing services until the collection issues are resolved. The collection of the "ineligible" accounts receivable will provide immediate cash availability to the company by increasing the eligible portion of accounts receivable available to be used for borrowings from its line of credit.

 As of September 30, 1999, the Company had borrowed the maximum allowable under its revolving loan agreement ($9,000,000), overdraft line ($1,000,000), term loan ($725,000) and received an advance on the sale of its building ($250,000). The Company has recently entered into a contract for the sale of its offices and has rented new space where it will be consolidating its operations. Approximately $650,000 in net cash proceeds is anticipated from the sales of the building. Further discussions with key vendors to convert a portion of accounts payable into notes are presenting in process.

During fiscal year ended March 31, 1999, management determined that the goodwill resulting from the acquisition of Pro Heath Care Infusion Services was impaired and warranted write-off of the remaining balance. The impairment resulted from a severe decline in revenue, primarily caused by the filing for liquidation of HIP of New Jersey in February 1999.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q includes information that is forward looking, such as the Company's plans to convert accounts payable to notes payable. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to; the effect of economic and market conditions, the impact of the cost containment efforts of third-party customers and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q.

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

                               ACCUHEALTH, INC.


Date: November 22, 1999        By: /s/  GLENN C. DAVIS
                                   --------------------------------------------
                                        Glenn C. Davis, as
                                        President and Chief Executive Officer