Form 10-Q
period 1999-12-31
ACCUHEALTH INC
filed 2000-02-23
CIK 840401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     [ ]       TRANSITIONAL REPORT PURSUANT TO SECTION 13 0R 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17292


                                ACCUHEALTH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                   13-3176233
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

               Ridge Hill
            Yonkers, New York                                      10710
  ---------------------------------------                     --------------
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (914) 964-6700

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


                  CLASS                       OUTSTANDING AT JANUARY 31, 2000
    Common stock, par value $.01 per share             5,165,552 Shares

================================================================================

                                                                       Page No.
                                                                       --------

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at
              December 31, 1999 and March 31, 1999.........................3

              Condensed Consolidated Statements of Operations and
              Comprehensive Gain for the three and nine months
              ended December 31, 1999 and 1998.............................4

              Condensed Consolidated Statements of Cash Flows for
              the nine months ended December 31, 1999 and 1998.............5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................6-8

Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk Not Applicable..........................................8

PART II.      OTHER INFORMATION............................................9

Item 1.       Legal Proceedings............................................9


SIGNATURES................................................................10

                                       ACCUHEALTH, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                                  (UNAUDITED)

                                                                                   December 31,    March 31,
                                                                                      1999           1999
                                                                                   ------------   -----------
ASSETS
   Current Assets:
     Cash ......................................................................   $        25             85
     Marketable securities .....................................................            --          2,372
     Accounts receivable, net ..................................................        16,300         14,499
     Inventories ...............................................................         1,119          1,653
     Prepaid expenses and other current assets .................................           216            267
                                                                                   -----------    -----------


     Total Current Assets ......................................................        17,660         18,876
Revenue producing equipment, net ...............................................           832            901
Fixed assets, net ..............................................................         2,492          2,100
Other ..........................................................................           189             93
                                                                                            --             --
                                                                                   -----------    -----------

     Total Assets ..............................................................   $    21,173    $    21,970
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
     Notes payable - revolving credit facility .................................   $     9,195    $     7,765
     Current portion of notes payable - other ..................................           676            857
     Margin payable ............................................................            --          1,281
     Accounts payable ..........................................................         7,797          5,517
     Accrued expenses and other current liabilities ............................         2,356          2,245
     Current portion of capital lease - Facility ...............................           601            232
     Current portion of other capital lease obligations ........................           301            430
                                                                                   -----------    -----------

   Total Current Liabilities ...................................................        20,926         18,327

12% Subordinated Debentures ....................................................         6,250          6,250
Notes payable - term loan ......................................................           650            750
Notes payable - other, less current portion ....................................            --            109
Other capital lease obligations, less current portion ..........................           256            388
                                                                                   -----------    -----------

   Total Liabilities ...........................................................        28,082         25,824

Stockholders' Deficiency:
   Preferred  Stock,  $.01 par value:  authorized 3,650,000 shares;  no shares issued  and  outstanding Preferred  stock,  $.01par  value;6%  cumulative convertible, $213 and liquidation preference,  authorized 1,350,000 shares;
     issued and outstanding 105,000 shares .....................................             1              1

   Common stock $0.1 par value;  authorized  15,000,000 shares; 5,165,552,  and
     5,127,593 shares issued and outstanding, respectively .....................            51             51
   Additional paid-in capital ..................................................         7,618          7,606
   Accumulated other comprehensive income (loss) ...............................            --            (42)
   Accumulated deficit .........................................................       (13,955)       (10,846)
                                                                                   -----------    -----------
                                                                                        (6,285)        (3,230)
   Less treasury stock (308,004 shares) at cost ................................          (624)          (624)
                                                                                   -----------    -----------
Total Stockholders' Deficiency .................................................        (6,909)        (3,854)
                                                                                   -----------    -----------

Total Liabilities and Stockholders' Deficiency .................................   $   (21,173)   $    21,970
                                                                                   ===========    ===========

                                                ACCUHEALTH, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN
                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                                           (UNAUDITED)

                                                                           Three Months Ended              Nine Months Ended
                                                                              December 31,                    December 31,
                                                                        --------------------------    --------------------------
                                                                           1999            1998          1999            1998
                                                                        -----------    -----------    -----------    -----------
Net sales ...........................................................   $     8,918    $     9,973    $    27,029    $    27,460
Cost of goods sold ..................................................         6,069          6,026         18,535         16,311
                                                                        -----------    -----------    -----------    -----------

Gross Profit ........................................................         2,849          3,947          8,494         11,149
Selling, general and administrative expenses ........................         3,200          3,757          9,981         10,960
                                                                        -----------    -----------    -----------    -----------

Operating income (loss) .............................................          (351)           190         (1,487)           189
Interest expense ....................................................           563            456          1,613          1,105
                                                                        -----------    -----------    -----------    -----------
Net income (loss) ...................................................   $      (914)   $      (266)        (3,100)          (916)
                                                                        ===========    ===========    ===========    ===========

Net income (loss) per common share applicable to common shareholders:
    Basic ...........................................................   $      (.18)   $      (.08)   $      (.60)   $      (.28)
    Diluted .........................................................   $      (.18)   $      (.08)   $      (.60)   $      (.27)

Weighted number of common shares and equivalents outstanding:
    Basic ...........................................................     5,146,564      3,336,494      5,137,977      3,276,871
    Diluted .........................................................     5,146,564      3,441,880      5,137,977      3,382,257

    Net income (loss) ...............................................          (914)          (266)        (3,100)          (916)
Other comprehensive income, net of tax: unrealized gain on
marketable securities, net ..........................................            --             --             --             --
                                                                        -----------    -----------    -----------    -----------
Total comprehensive income (loss) ...................................   $      (914)   $      (266)   $    (3,100)   $      (916)
                                                                        ===========    ===========    ===========    ===========

                                ACCUHEALTH, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                           (UNAUDITED)

                                                                 Nine Months Ended December 31,
                                                                       1999        1998
                                                                     --------    --------
OPERATING ACTIVITIES
Net income (loss) ................................................   $ (3,100)       (916)
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
Depreciation and amortization ....................................        626         570
Changes in operating assets and liabilities:
Accounts receivable ..............................................     (1,801)     (4,392)
Inventories ......................................................        534      (1,229)
Prepaid expenses and other current assets ........................         51        (157)
Other assets .....................................................        (96)        443
Accounts payable .................................................      2,415        (979)
Accrued expenses and other current liabilities ...................        116          58
                                                                     --------    --------

Cash used in operating activities ................................     (1,255)     (6,602)
                                                                     --------    --------

INVESTING ACTIVITIES
Purchase of fixed assets .........................................     (1,047)       (584)
Purchase of marketable securities ................................         --      (4,249)
Proceeds from sales of marketable securities .....................      1,095          --
                                                                     --------    --------
Cash provided by (used in) investing activities ..................         48      (4,833)
                                                                     --------    --------

FINANCING ACTIVITIES
Proceeds from note payable - revolving credit facility ...........      1,430       3,747
Proceeds from subordinated debentures ............................         --       6,250
Proceeds from term loan ..........................................         --         250
Proceeds from sale of marketable securities ......................                    700
Proceeds from margin loan ........................................                  1,000
Payments on notes payable - revolving credit facility ............       (100)
Proceeds from notes payable-other ................................        368         600
Payments on notes payable - other ................................       (290)     (1,161)
Principal payments on capital lease - Facility ...................                     --
Proceeds from issuance of capital stock ..........................         --          89
Payments on other capital lease obligations ......................       (261)        (77)
                                                                     --------    --------
Cash provided by financing activities ............................      1,147      11,398
                                                                     --------    --------

Net increase (decrease) in cash ..................................        (60)        (37)
                                                                     --------    --------

Cash at beginning of period ......................................         85         249
                                                                     --------    --------
Cash at end of period ............................................   $     25    $    212
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ....................................................   $    948    $    773
                                                                     ========    ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Additions to capital leases ......................................   $     --    $    150
Accrued dividends and accretion on redeemable preferred stock ....   $     12    $     20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES. Net revenues decreased approximately $ 1.1 million or 11% from the comparable 1998 quarter to approximately $8.9 million for the three months ended December 31, 1999. The decrease was primarily the result of decreases in the Company's infusion therapy revenues and decreases in the sale and rental of durable medical equipment.

GROSS PROFIT. Gross profit for the three months ended December 31, 1999 and 1998 was approximately $2.8 million and $3.9 million, respectively, representing approximately 32% of net sales for the three months ended December 31, 1999 as compared to 39% for the comparable prior year period. Gross profit decreased primarily due to the mix of revenues. The Company experienced a greater percentage of revenues from its institutional pharmacy business, which generates lower gross margin as compared to the other lines of business. Further, decreased revenues from the durable medical equipment, which generates the Company's highest gross margin, also contributed to the decline in overall gross profit. Moreover, declines in margins in the higher margin infusion therapies were incurred due to changes in the customer base. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin - a higher margin medication frequently administered to our patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $3.2 million and $3.8 million or approximately 37% and 38% of net sales for the three months ended December 31, 1999 and 1998, respectively. There were decreases due to the elimination of certain duplicate overhead costs resulting from the merger with Healix Healthcare, Inc. on April 9, 1998. Offsetting these decreases were increases in bad debt expense ($600,000) and costs associated with consolidating the Company's headquarters' and operations in a new leased facility ($115,000).

INTEREST EXPENSE. Interest increased by $107,000 for the three months ended December 31, 1999, to approximately $563,000. This increase was due to increased net borrowings under our revolving line of credit and additional interest on the $6,250,000, 12% Subordinated Debentures due to the receipt of additional funds in August, 1998 and additional interest accrued on unpaid interest per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES. Net revenues decreased approximately $431,000 or 2 % from the comparable 1998 quarter to approximately $27.0 million for the nine months ended

December 31, 1999. The decrease was primarily was primarily the result of decreases in the Company's infusion therapy revenues and decreases in the sale and rental of durable medical equipment.

GROSS PROFIT. Gross profit for the nine months ended December 31, 1999 and 1998 was approximately $8.5 and $11.1 million, respectively, representing approximately 32% of net sales for the nine months ended December 31, 1999 as compared to 40% for the comparable prior year period. Gross profit decreased primarily due to the Company's growth in sales in the institutional pharmacy business, which generates a lower gross margin, continued downward pressure on its fees within the infusion therapy business, decreases in the durable medical equipment business, which generates high gross margins and write off of unusable revenue producing equipment. Compounding this downward pressure on reimbursement rates has been a change in our managed care patient mix to lower margin modalities as a result of the prolonged, reduced availability of intravenous immune gamma globulin- a higher margin medication frequently administered to patients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $10.0 and $11 million or approximately 37% and 40% of net sales for the nine months ended December 31, 1999 and 1998, respectively. There were decreases due to the elimination of certain duplicate overhead costs resulting from the merger with Healix Healthcare, Inc. on April 9, 1998. Offsetting these decreases were increases in bad debt expense ($700,000) and costs associated with consolidating the Company's headquarters and operations in a new leased facility ($115,000).

INTEREST EXPENSE. Interest expenses increased by $508,000 for the nine months ended December 31, 1999, to approximately $1,613,000. This increase was primarily due to increased net borrowings under our revolving line of credit and additional interest on the $6,250,000 12% Subordinated Debentures due to the receipt of additional funds in August 1998 and additional interest on unpaid interest per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operation loss credits.

FINANCIAL CONDITION

As  of  December  31,  1999,  the  Company  had  negative   working  capital  of
approximately $3,266,000.

The  Company's  cash  provided by financing  activities  of  approximately  $1.1 million was primarily attributable to the net proceeds of approximately $1.4 million under the Company's revolving credit facility and term loan offset by principal payments on capital leases and other notes payable.

Accounts receivable includes amounts due from third party customers, primarily governmental agencies (Medicare and Medicaid). At December 31, 1999, gross Medicare and Medicaid receivables aggregated approximately $5.5 million.

In addition to the continuing losses, the Company operates under cash flow pressure due to difficulty in collecting its accounts receivable. The difficulty in collecting sufficient accounts receivable during the quarter ended December 31, 1999 has required that the Company attempt to negotiate extended terms for vendor payments. In December 1999 the primary drug distributor stopped shipping drugs to the Company and another drug distributor provided drugs on a cash on delivery (C.O.D.) basis. In January 2000 the primary drug distributor instituted a lawsuit temporarily restraining the operations of the Company. Also, a prior drug distributor restrained the operations of the Company in February 2000. Moreover, a supplier of nursing services was successful in sustaining a judgment against the Company for $143,448. The court has since lifted the restraints. The Company has been granted the opportunity within 60 days from February 10, 2000 to negotiate a settlement with the Company's former primary drug distributor and until March 17, 2000 to negotiate a settlement with the prior drug distributor and is attempting to develop a payment plan with the nursing service provider. (See Legal Proceedings, Part II, Item 1 elsewhere in this Report). There can be no assurance that the Company will be successful in reaching agreement with any of the plaintiffs, the result of which could have a material adverse effect on the Company.

The Company is also evaluating alternatives to improve profitability and cash flow such as eliminating unprofitable product lines and reviewing payors and payor groups to determine whether to continue to service them, as well as exploring financing alternatives. Three managed care organizations have been notified that the Company is no longer accepting their new patients and is transferring their existing patients to other service providers. The company will continue to evaluate its payors and payor groups to selectively cease business with those deemed unprofitable. To further improve cash flow, various product lines are under evaluation to determine the impact of selling or terminating that business

 The need for additional cash is critical to the ongoing operations of the Company; and accordingly, efforts are underway to identify the sources for a cash infusion. As of December 31, 1999, the Company had borrowed the maximum allowable under its revolving loan agreement ($9,000,000), overdraft line ($1,000,000), term loan ($700,000) and received an advance on the sale of its building ($600,000). The Company entered into a contract for the sale of its Bronx facility and has rented new space where it consolidated its operations. The net cash proceeds anticipated from the sale of the building would be used to pay the advance of $600,000 with the balance of the proceeds used to pay down the overdraft line. Discussions with vendors to convert a portion of accounts payable into notes or to provide more time for repayment are presently in process. There can be no assurance that the Company will be successful in obtaining additional cash infusion with favorable terms to the Company. If the Company fails to obtain such cash infusion, the ability of the Company to sustain operations and pay its creditors would be adversely effected.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q includes information that is forward looking, such as the Company's plans to convert accounts payable to notes payable. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to; the effect of economic and market conditions, the impact of the cost containment efforts, the sale or termination of product lines, the ability to obtain a cash infusion and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 28, 2000 in an action entitled McKesson HBOC versus AccuHealth, Inc. and Midview Drug, Inc. in the Supreme Court of the State of New York, County of Westchester, the Company was served with an order to shows cause with temporary restraints and a verified complaint from its former primary drug distributor alleging that the Company owed a sum in excess of $4,000,000 and the Company was ordered via a restraining order from conducting business. On February 1, 2000 the Company was successful in lifting the restraining order and on February 10, 2000 was granted by the plaintiff a 60 day time period to try and resolve this matter.

On February 9, 2000 in an action entitled Neuman Distributors, Inc. against Midview Drug, Inc, in the Supreme Court of the State of New York, County of Kings, the Company was also served with a restraining notice to judgment Debtor from another drug distributor alleging that it was owed $205,000. On February 14, 2000 the Company was successful in entering into a stipulation with plaintiff obtaining a time period to resolve this matter until March 17, 2000 and the restrains were lifted.

In January 2000 a provider of nursing services was successful in sustaining its judgment against the Company in the amount of $143,448. This resulted from an action entitled Staff Builders Inc. against Healix Health Care, Inc. a/k/a/ Accuhealth/Healix Healthcare, Inc. in the Supreme Court of the State of New York, County of Westchester. The Company is attempting to work out a payment arrangement with the nursing service provider.

There  are  three  other  lawsuits  against  the  Company,   which  have  claims
aggregating less than $100,000. The Company's management is confident that it has meritorious defenses against such claims.

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

                                    ACCUHEALTH, INC.


Date:  February 23, 2000            /s/ GLENN C. DAVIS
                                    -------------------------------------
                                    Glenn C. Davis as
                                    President and Chief Executive Officer