Form 10-K
period 2000-03-31
ACCUHEALTH INC
filed 2000-07-14
CIK 840401

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

                      For the fiscal year ended March 31, 2000

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For transition period from ___________ to ___________

                           Commission file No. 0-17292

                                ACCUHEALTH, INC.
                     --------------------------------------
                     (Exact name of registrant as specified)

               NEW YORK                                   13-3176233
   ---------------------------------        ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

               RIDGE HILL, YONKERS, NEW YORK                    10710
          ----------------------------------------            ----------
          (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (914-964-6700)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of June 29, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $644,892.

        As of June 29, 2000, THERE WERE 4,960,705 SHARES OF THE COMMON STOCK OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Accuhealth, Inc. (the "Company") is one of the largest integrated providers of home health care services in the New York, New Jersey and Connecticut area. Together with its wholly owned subsidiaries, the Company provides home health care services, including administration of an array of infusion therapies and sales of oral medications) and related supplies and home nursing. The Company has two offices in one state at June 30, 2000. The Company was incorporated in the State of New York on August 25, 1983. Effective August 20, 1990, the present name, Accuhealth, Inc., was adopted pursuant to an amendment to the Company's Certificate of Incorporation. The Company's principal offices are located at Ridge Hill, Yonkers, New York 10710, and its telephone number is (914) 964-6700. Unless the context otherwise requires, references herein to the "Company" include Accuhealth, Inc. and all of its wholly owned subsidiaries.

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

         During the year ended March 31, 2000 the Company's sales mix continued to shift from the higher margin businesses to the lower margin oral medication business. Moreover, pricing pressures further reduced the traditional higher margin business. The Company expects that more emphasis will be placed on increasing the infusion therapy and home nursing services.

         On May 24, 2000 the Company signed an Asset Purchase Agreement to sell its Durable Medical Equipment Business consisting of inventory and the customer base for approximately $800. Under the terms of the agreement, the Company will receive approximately $338 in cash (including a $98 non-refundable deposit), $425 in notes and the purchaser will assume lease obligations of approximately $87. The sale is subject to transferring the assets free of all liens; and, accordingly, the Company is in process of negotiating the release of the liens. The Company has until September 24, 2000 to obtain releases or the sale will be terminated. During this time, the purchaser is operating the business under an interim management agreement and is responsible for all expenses in connection with such operation.

         The Company's overhead has been reduced by consolidating two operations into one, significantly reduced personnel costs, finalized payment arrangements with its largest trade creditor (see Note 6), eliminated non profitable business lines and ceased business with two managed care companies. The aforementioned is expected to enhance working capital. Further, significant collection efforts have been initiated, including engaging collection consultants and commencing several lawsuits. Management continues to negotiate better terms and financing from vendors and reducing corporate expenses. The Company is also attempting to secure additional capital from venture capitalists seeking to merge several heath care related companies. Also, negotiations are in process with several trade vendors to convert the amounts owed them to long term notes. No assurance can be made that the management will be successful in achieving its plan. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue.

         The Company believes its ability to offer a broad range of integrated home nursing, respiratory therapy, oral medications, and infusion therapy throughout its market creates an important competitive advantage in obtaining patient referrals. Managed care organizations and other referral sources generally favor home health care providers that offer integrated health care services.

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

         PROVIDE ONE-STOP SHOP FOR HOME HEALTH CARE SERVICES. Accuhealth provides payors, physicians and patients with fully integrated one-stop shop home health care services. The integration of comprehensive home health care services enhances the Company's appeal to manage care organizations and other referral sources that increasingly prefer single-source providers of home health care. The Company believes that full integration of services enables it to provide highly coordinated patient care and enable it to increase revenues and profitability by providing multiple services to an individual patient referral.

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

         DURABLE MEDICAL EQUIPMENT. The DME services were sold on May 24, 2000 along with the inventory and assumption of leases on equipment used to generate DME revenues. ( See Note 16 to the financial statements).

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

SALES AND MARKETING

         The Company promotes its home health care products and services via contacts with physicians whose patients use these products and services, hospital discharge planners, social workers and hospital nurses who work with patients requiring these products and services. The Company also works closely with nursing services and agencies that provide home care to patients. The Company also markets its products and services to insurance companies, Health

Maintenance Organizations ("HMO's"), Preferred Provider Organizations ("PPO's") and case management companies. Marketing efforts emphasize the quality of the Company's services, cost containment and technological excellence offered by the Company. In addition, the Company participates in clinics run by New York City hospitals.

         Because the Company can provide oral medications to its home health care customers, the Company promotes itself as a "one-stop shop" for infusion therapy and pharmaceuticals. The Company stocks pharmaceuticals not widely used by the general population to meet the needs of critically ill patients.

         The Company has made special efforts to meet the needs of persons afflicted with AIDS. The Company has special instructions to employees who visit the homes of persons afflicted with AIDS and other communicable diseases. The Company also markets to certain freestanding AIDS-specific rehabilitation centers and hospitals. The Company provided products and services to patients in two such facilities, both of which have or will be terminating their contracts with the Company.

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

The retention of qualified employees is a high priority for the Company. As of March 31, 2000, the Company employed 128 individuals. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union or other collective bargaining organization.

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

The DME business is also very competitive. The Company competes with national, regional and local specialty suppliers of medical equipment, chain drugstores and local independent drugstores. Competitive factors in DME markets generally track those stated above. This business was sold on May 24, 2000, see Note 16 to financial statements.

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

CUSTOMERS

During the years ended March 31, 2000, 1999 and 1998, services provided to Rivington House accounted for 15%, 14% and 15%, respectively, of the Company's net sales for that year. Effective as of August 11, 2000 the contract with Rivington House has been terminated.

SUPPLIERS

The Company does not depend upon a limited number of suppliers for the conduct of its continuing business and generally has second sources for all of the materials and products used in its business. The Company purchases drugs, solutions, medical equipment and other materials and leases certain equipment in connection with the Company's business from many suppliers and distributors. The Company is not currently experiencing any material difficulty in purchasing or leasing the required products, supplies and equipment used in its business. Due to the Company's lack of sufficient cash flow there have been instances whereby existing vendors refused to ship product until payment toward older balances were resolved. During Fiscal 2000 and 1999, the Company was unable to service certain patients due to the limited supply of a particular drug. Sources for the drug continue to be limited, and, accordingly, our ability to service these patients is indeterminable.

In the event that existing suppliers or distributors are unable to or should fail to deliver products, supplies and equipment to the Company, management believes that alternate sources are available to adequately meet its needs, but at the risk of higher prices.

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

         On January 9, 1998, HCFA issued proposed Stark II regulations. Final regulations have not yet been issued and there can be no assurance that the final Stark II regulations will not adopt a position which may adversely impact the manner in which the Company currently operates its business.

         The Company is also subject to federal and state laws prohibiting an individual or entity from knowingly and willfully presenting claims for payment (by Medicare, Medicaid and certain other third-party payers) that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Furthermore, providers found to have submitted claims which they knew or should have known were false or fraudulent, or for items or services that were not provided, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and/or be subjected substantial civil monetary penalties. Although false claim violations are generally subject to investigation and prosecution by the applicable governmental agency, violations of the federal False Claim Act can also be the subject of Qui Tam (or whistle blower) litigation. In Qui Tam situations, individuals with knowledge of False Claim Act violations can bring suit on behalf of the federal government, for such violations. As a "reward" for bringing successful Qui Tam cases, Qui Tam plaintiffs are entitled to a significant percentage of any penalties ultimately recovered by the federal government as a result of the violations prosecuted in the Qui Tam action. The number of health care Qui Tam cases is growing, and these cases increasingly involve arguments that a violation of the Anti-Kickback and Stark Laws could constitute a false claim under the federal False Claims Act, subjecting health care providers to Qui Tam actions for alleged Anti-Kickback and Stark Law violations. The Company believes that it bills for its services under such programs accurately. However, the rules governing coverage of, and reimbursements for, the Company's services are complex. There can be no assurance that these rules will be interpreted in a manner consistent with the Company's billing practices.

         In May 1995, the federal government instituted Operation Restore Trust, a health care fraud and abuse initiative focusing on nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. New York, the Company's corporate base, was one of the original targeted states. The purpose of this initiative is to identify fraudulent and abusive practices such as billing for services not provided, providing unnecessary services and making prohibited referrals and payments to health care professionals. Operation Restore Trust has been responsible for significant fines, penalties and settlements. Operation Restore Trust was recently expanded to cover twelve additional states for the next two years. The program was also expanded to include reviews of psychiatric hospitals, certain independent laboratories and partial hospitalization benefits. Further, there are plans to eventually apply the program's investigation techniques in all fifty states and throughout the Medicare and Medicaid programs. One of the results of the program has been increased auditing and inspection of the records of health care providers and stricter interpretations of Medicare regulations governing reimbursement and other issues. Specifically, the government plans to double the number of comprehensive home health agency audits it performs each year (from 900-1800) and also to increase the number of claims reviewed by 25.0% (from 200,000 to 250,000). In general, the application of these anti-fraud and abuse laws is evolving.

         The Office of Inspector General of the Department of Health and Human Services has issued proposed guidelines for the institution of a compliance program by a home care company, advising such companies that a compliance program may evidence an intent on the part of the company to comply with applicable federal and state laws and regulations. The Company has instituted a compliance program and there can be no assurance that the program will be deemed to be complete or will prevent an audit or investigation of the Company by a federal or state regulatory agency as HCFA.

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

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 2000, gross Medicare and Medicaid receivables aggregated $4,141,000.

EMPLOYEES

         As at March 31, 2000, the Company employed 128 persons, of whom 110 were full-time employees and 18 were part-time employees. The supply of qualified staff is adequate and retainable in the New York City area. The Company considers its relations with its employees to be satisfactory.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1, 2, 3, 6, 7, and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, increasing its number of patients, its anticipated liquidity and the Company's ability to achieve significant cost savings or synergies from its or other restructuring efforts. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the cost containment efforts of third-party payors and the Company's ability to obtain and maintain required licenses, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

ITEM 2.  PROPERTIES

         The Company's offices, pharmacies and warehousing are located in a 37,000 square-foot building (the "Facility") in Yonkers, New York. The Company is lessee under a sixty-five month lease dated as of September 15, 1999 with two renewals, each for a sixty-month period.

         The Company leases, on a month to month basis for $2,800 a month, office space in Long Island City for its PRN subsidiary and in the process of evaluating other space in the vicinity.

         The Company also leases the space previously occupied by Healix Healthcare, Inc. in Valhalla, New York. This facility is separately subleased for the duration of the Company's lease with a lease payment of $11,250.

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

         On January 28, 2000 in an action entitled McKesson HBOC versus AccuHealth, Inc. and Midview Drug Inc. in the Supreme Court of the State of New York, County of Westchester, the Company was served with an order to show cause with temporary restraints and a verified complaint from its former primary drug distributor alleging the Company owed a sum in excess of $4,000,000 and the Company was ordered via restraining order from conducting business. On February 1, 2000 the Company was successful in lifting the restraining order and on March 30,2000 settled the matter by converting the trade debt of $4,212,000 to a five-year note payable (see Note 6 to the financial statements).

         On February 9, 2000 in an action entitled Newman Distributors, Inc. against Midview Drug, Inc. in the Supreme Court of the State of New York, County of Kings, the Company was also served with a restraining notice to judgment Debtor from another drug distributor alleging that it was owed $205,000. Subsequent to February, this distributor filed for protection under Chapter 11 of the US Bankruptcy Code and in June 2000 the matter was settled by Rosenthal & Rosenthal, the Company's lender under a revolving credit agreement purchasing the judgment of $205,000 for $100,000, subject to approval of the Bankruptcy Court.

         There is one significant judgment against the Healix Health Care, Inc. a/k/a AccuHealth/Healix Health, Inc. in the amount of approximately $143,000. The Company is attempting to negotiate a payment plan to settle the matter. There are several other lawsuits against the Company aggregating less than $200,000. The Company's management is confident it has meritorious defenses in these proceedings.

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

                                       Fiscal 2000           Fiscal 1999
                                       -----------           -----------
                                     High       Low        High       Low
                                     ----       ---        ----       ---
Quarter ended June 30.........        3/4       1/2        1-3/4     1-3/4
Quarter ended September 30....        5/8       1/8      1-13/16     1-5/8
Quarter ended December 31.....        1/2       1/8        1-1/8    1-3/16
Quarter ended March 31........        3/8       1/8          7/8       5/8

         The Company's 6% Redeemable Cumulative Convertible Preferred Stock is subject to significant restrictions on sale and does not have a public trading market.

NUMBER OF SHAREHOLDERS

         The Company's transfer agent has advised management that there were 69 holders of record of the Common Stock as of June 30, 2000. Since most holders of the Company's stock have placed their shares in street name, this figure is much lower than the actual number of beneficial holders of common stock, which is estimated to be approximately 300 stockholders.

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

         The Company is obligated to pay annual dividends of $.12 per share on its outstanding shares of 6% Redeemable Cumulative Convertible Preferred Stock. On October 10, 1998, 1,245,000 shares were converted into 1,431,750 shares of common stock leaving a balance of 105,000 6% Redeemable Cumulative Convertible Preferred Stock outstanding. Such dividends accrue daily, are payable each June 1 and December 1 and, at the election of the Company, may be paid in shares of Common Stock valued in accordance with the terms of such stock. Dividends on the Company's 6% Redeemable Cumulative Convertible Preferred Stock are payable in preference and priority to any payment of any dividends on the Common Stock. The Company satisfied its liability for dividends, which were payable at June 1, 1999 and at December 1, 1999 by the issuance of 9,161 and 28,798 shares of the Company's Common Stock on March 31, 2000.

         The Company satisfied its liability payable of June 1, 1998 and at December 1, 1998 by the issuance of 46,526 and 4,388 shares of the Company's Common Stock on December 17, 1998 and March 31,2000.

         The Company satisfied its liability payable at June 1, 1997 and at December 1, 1997 by the issuance of 45,556 and 35,354 shares of the Company's Common Stock on July 18, 1997 and January 15, 1998, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been derived from the consolidated financial statements of the Company, its subsidiaries and Healix for the years ended March 31, 2000, 1999, 1998, 1997, and 1996. The years ended March 31, 2000, 1999 and 1998 were audited and reported upon by Marcum & Kliegman LLP. For the years ended March 31, 1997, and 1996 of Accuhealth, Inc. and its subsidiaries, prior to their restatement for the fiscal 1999 pooling of interests, were audited and reported upon by Ernst & Young LLP, and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The Company has not declared or paid any cash dividends on the Common Stock.

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

STATEMENT OF OPERATIONS DATA:
(In Thousands, except shares and per share data)

                                                               Fiscal Year ended March 31,
                                          ----------------------------------------------------------------
                                          2000           1999           1998           1997           1996
                                          ----           ----           ----           ----           ----
Net sales .........................   $    33,003    $    38,127    $    31,673    $    24,694    $    22,381
Gross profit ......................         9,447         14,062         14,749         11,129         10,871
Selling, general and administrative
  expenses ........................        14,709         17,913         14,105         10,724         11,075

Interest expense, net .............        (2,325)        (1,627)          (814)          (631)          (651)
Miscellaneous income (expense) ....           (84)            12             93             --           (137)

Loss on sale of building ..........          (502)

Write off of merger related costs..                           --           (295)            --             --
Income (loss) from continuing
  operations before income taxes ..        (8,173)        (5,466)          (372)          (273)          (992)
Income tax (expense) benefit ......           (30)            90           (104)          (112)            97

Equity and loss from unconsolidated
  subsidiary ......................                           --             --           (100)            --
Discontinued operations ...........                           --             --             --             --
Income (loss) before extraordinary
  item ............................        (8,203)        (5,376)          (476)          (161)          (895)
Extraordinary items ...............            --             --             --            136             --
Net income (loss) .................        (8,203)        (5,376)          (476)           (25)          (895)

Net income (loss) applicable to
common stockholders ...............   $    (8,216)   $    (5,463)   $      (638)   $      (187)   $    (1,099)

Weighted average common stock
  outstanding
  Basic ...........................     4,836,823      4,417,711      3,243,192      2,889,273      2,762,124
  Diluted .........................     4,836,823      4,417,711      3,243,192      2,889,273      2,762,124

Earning (loss) per share data
  Basic ...........................   $      1.70    $      1.22    ($      .20)   ($      .06)   ($     0.40)
  Diluted .........................   $      1.70    $      1.22    ($      .20)   ($      .06)   ($     0.40)

BALANCE SHEET DATA

Total assets ......................   $    14,350    $    21,970    $    17,232    $    12,449    $     9,689
Long-term liabilities .............        10,140          7,347          1,487          1,527            720
Total liabilities .................        26,354         25,824         14,852         10,143          7,216
Redeemable Preferred Stock ........            --             --             --             --             --
Stockholders' equity (deficiency)..       (12,004)        (3,854)         2,380          2,306          2,473

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED MARCH 31, 2000 AS COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         Net sales from Fiscal 2000 decreased approximately $5.1 million to $33 million from the $38.1 million reported in Fiscal 1999. The decrease was the result of a decrease in the durable medical and infusion therapy revenues offset by an increase oral medication revenues.

         Gross profits from Fiscal 2000 were approximately $9.4 million and were 28% of total net sales as compared to approximately $14.1 million or 37% for Fiscal 1999. The decrease in gross profit was primarily due to the mix of revenues shifting to lower margin business. The lowest margin business, oral medications, increased to 29% of the revenues in Fiscal 2000 from 20% in Fiscal 1999 while the two highest margin businesses, DME and infusion therapy, decreased 5% and 4%, respectively, as a percentage of revenues when compared to Fiscal 1999.

         Selling, general and administrative expenses decreased approximately $5 million to $14.7 million or 45% of sales for 2000 from $17.9 million or 47% for sales from Fiscal 1999. The decrease was primarily due to decreases in goodwill write-off ($1,300), salaries ($700), bad debt expense ($600) professional fees ($100) and insurance ($400).

         Net interest expense in Fiscal 2000 was $2,325 as compared to $1,627 in Fiscal 1999 due to higher borrowing under the revolving line of credit, increase in prime rate and additional interest resulting from interest on the unpaid interest on the subordinated debentures.

FISCAL YEAR ENDED MARCH 31, 1999 AS COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         Net sales for Fiscal 1999 increased approximately $6.5 million to $38.1 million from the $31.6 million reported in Fiscal 1998. The increase was the result of increases in the Company's oral medication and institutional pharmacy revenues and durable medical equipment revenues offset by a decrease in infusion revenues.

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

         Selling, general and administrative expenses increased approximately $3.8 million to $17.9 million or 47% of sales for 1999 from $14.1 million or 45% for sales for fiscal 1998. The increase was primarily due to increase in bad debt expenses ($3,175), goodwill write-offs ($1,300), consulting expenses ($160), insurance expense ($200), data processing maintenance ($160), auto leasing expense ($150), dispatch and delivery expense ($125), offset by a decrease in salaries ($500).

         Net Interest expense in Fiscal 1999 was $1,627 as compared to $814 in Fiscal 1998 due to increased net borrowings under our revolving line of credit and issuance of $6,250 in 12% Subordinated Debentures.

LIQUIDITY AND FINANCIAL CONDITION

         As of March 31, 2000, the Company had negative working capital of approximately $3,797.

         The Company's cash used in financing activities of approximately $1,612 was primarily attributable to repayment of various notes, term loan and capital lease obligations. The cash provided by operating activities of approximately $223 was primarily attributable to decreases in inventory ($1,074), accounts receivable ($2,823) and increases in accounts payable ($2,408) and offset by the net loss of approximately $8,203.

         Accounts receivable include amounts due from third-party payors, primarily governmental agencies (Medicare and Medicaid). At March 31, 2000, gross Medicare and Medicaid receivables aggregated $4,141.

         Effective April 3 1998, the Company agreed to an amendment of the Loan and Security Agreement. The amendment extended the agreement through April 1, 2000 and allows the company to borrow, under certain conditions and terms, up to $9 million under a revolving loan agreement at an interest rate of prime plus 1 1/2%, as well as an overdraft line of $1,000 at prime plus 3%. The amendment also increased the term loan available to the Company to $750. In addition, the Company granted Rosenthal warrants to purchase 50,000 shares of the Company's common stock.

         At its meeting of the Board of Directors on June 25, 1998, the Company approved the issuance of 12% Cumulative Convertible Subordinated Notes in the face amount of $6,250. As a further component of this financing, the Company's current 6% cumulative convertible Preferred Stock was converted to common stock in Accuhealth at a 15% premium per an agreement with the preferred stockholders. In December 1998 1,245 shares of 6% Cumulative convertible Preferred Stock was converted into 1,432 shares of the Company's common stock.

         In addition to the continuing losses, the Company operates under cash flow pressure primarily due to difficulty in collecting its accounts receivable on a timely basis. The difficulty in collecting sufficient accounts receivable during the year ended March 31, 2000 has required that the Company attempt to negotiate extended terms for vendor payments. At March 31, 2000 the Company was successful in converting its accounts payable of $4,212 to its major drug distributor into a five-year term note. The Company has also taken steps to reduce its overhead by eliminating over 90 full time positions, disposing of its DME business line and ceasing to conduct business with two managed care companies who were slow payors.

         The need for additional capital is critical to the ongoing operations of the Company; and accordingly, various alternatives are being explored. At March 31, 2000 The Company has exceeded the maximum allowable under the formula guidelines of the revolving loan agreement. The loan agreement expired on April 1, 2000 and the Company is borrowing under the same terms on a day to day basis. There is no assurance that the loan agreement will continue and accordingly, if the Company is put into default by the lender, if the Company is not successful in obtaining additional capital or if the Company incurs significant litigation it will not be able to sustain its operations. Further, the current liabilities and total liabilities exceed the current assets and total assets, respectively, at March 31, 2000. Considering these factors as well as the day to day condition the Company operates in, create an uncertainty as to the Company's ability to continue as a going concern (see Note 4 to the financial statements).

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

         Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding. For the years ended March 31, 2000, 1999 and 1998, weighted average number of common shares outstanding throughout the periods includes shares issued by Accuhealth as a result of the Healix merger. Common stock equivalents have been excluded from the weighted-average shares for 2000, 1999 and 1998, as inclusion is anti-dilutive. Potentially diluted securities, which consist of stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

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

         The Company is implementing its Year 2000 compliance program as part of a plan to replace and upgrade its information technology systems (the "Upgrade Program"). The Upgrade Program was initiated to replace information systems of the Company acquired by merger, to fully integrate those systems with the Company's information technology systems, and to update the Company's information technology systems. The Company has divided the Upgrade Program into the following phases: assessment, planning, remediation and testing. The Company is currently complete with the majority of the Upgrade Program and expects to complete the last upgrade phase in by the third quarter of 2000. Although the Company believes that it will complete the Upgrade Program by the third quarter of 2000, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

         The Company currently expects the Upgrade Program to be completed in a time frame to avoid any material adverse effect on operations. As of March 31, 2000, the Company had incurred approximately $500 of expenses in connection with the Upgrade Program. The Company expects to incur additional expenses of approximately $50 to complete the implementation of the Upgrade Program. The Company would have implemented the Upgrade Program irrespective of the Year 2000 problem, and although the Company expects that the implementation of the Upgrade Program will achieve Year 2000 compliance, the Company cannot separately assess the expenses relating to the Year 2000 compliance. The Company's inability to complete Year 2000 compliance on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

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

         Potential consequences of the Company's failure to resolve its Year 2000 issues could include, among others, (i) the inability to accurately and timely process claims, respond to third party payor inquiries about claims, enroll customers, bill third party payors, collect receivables, pay vendors, record and disclose accurate data and perform other core functions (ii) increased scrutiny be regulators and breach of contractual obligations, and
(iii) litigations in connection therewith. As of March 31, 2000 the Company has not experienced any significant Year 2000 issues that have adversely affected the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and financial statement schedules are included in the Consolidated Financial Statements, as a separate section of this Report, set forth on pages F-1 through F-26 attached hereto, and found immediately following the signature pages of this Report.

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

         The reports of E & Y on the Company's financial statements for the Fiscal years 1997 and 1996 did not contain an adverse opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that E & Y's audit report for fiscal year 1996 was modified with regard to the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1997, there were no disagreements with E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E & Y would have caused E & Y to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below are the executive officers and directors of the Company at June 29, 2000:

                                                                                       Annual Meeting
                                Officer or                                             at Which Term
            Name              Director Since       Age            Position              will Expire
            ----              --------------       ---            --------             --------------
E. Virgil Conway...........        1994            70       Director                         2002

Glenn C. Davis.............        1994            51       President, Chief Executive       2000
                                                            Officer, Acting Chief
                                                            Financial Officer and
                                                            Director

Stanley Goldstein..........        1994            64       Chairman and Director            2001

Howard C. Landis...........        1998            46       Director                         2001

Donald B. Louria, M.D......        1994            71       Director                         2000

Sally Hernandez-Pinero.....        1994            47       Director                         2000

Corbett A. Price...........        1994            50       Director                         2002

Jeffrey S. Freed, M.D......        1998            55       Director                         2001

         Set forth below are brief summaries of the business experience of the persons who were directors as of June 29, 2000:

         E. VIRGIL CONWAY chairs the Company's Audit and Stock Option Committees and was elected a director on April 29, 1994. Mr. Conway is a member of the Executive and Compensation and Nominations Committees. Since May 16, 1995, he has served as Chairman of the Board of the Metropolitan Transportation Administration of the City of New York and, from 1989 to 1996, he served as Chairman of the Audit Committee of the City of New York. From 1992 until July 1995, Mr. Conway served as Chairman of the Financial Accounting Standards Advisory Council. From 1968 through 1988, Mr. Conway served as Chairman and Chief Executive Officer and as a director of the Seamen's Bank for Savings, FSB. >From 1986 until 1989, Mr. Conway also served as Vice Chairman of Seamen's Corporation. From 1967 to 1968, Mr. Conway served as an Executive Vice President and Trustee at the Manhattan Savings Bank. From 1964 to 1967, Mr. Conway served as First Deputy Superintendent of Banks of the State of New York and Secretary of the New York State Banking Board. Mr. Conway specializes in financial consulting. Mr. Conway serves on several corporate boards, including Union Pacific Corporation, Con Edison corporation, Urstadt-Biddle, a real estate investment trust, Trism, Inc., a specialized trucking firm, and mutual funds managed by Phoenix Home Life.

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

         JEFFREY S. FREED, M.D., was elected a director on June 25, 1998 in connection with the Healix Healthcare, Inc. merger. Dr. Freed is a member of the Professional Conduct Committee. From December 1999 to present, Dr. Freed serves as the Company's Medical Director on a consulting basis. From April 1998 to December 1999 Dr. Freed has served as Executive Vice President -- Strategic Development and Medical Director for Accuhealth. From March 1995 to March 1998, Dr. Freed was President and Medical Director of Healix Healthcare, Inc. He also is a Clinical Associate Professor of Surgery at the Mount Sinai School of Medicine and a practicing general surgeon.

         STANLEY GOLDSTEIN was elected Chairman of the Company's Board of Directors on April 29, 1994. Mr. Goldstein has been a private investor from 1981 until the present. Mr. Goldstein is Chairman of the Executive Committee. From June 1993 until June 30, 1995, Mr. Goldstein was a general partner of Capstone Management Company, an investment partnership engaged principally in initiation, acquisition and management of businesses in the health care industry. Mr. Goldstein is a certified public accountant. From 1964 until 1981, Mr. Goldstein was the founder and Managing Partner of Goldstein Golub Kessler & Company, Certified Public Accountants. Mr. Goldstein serves on the board of directors of Security Equity Life Insurance Company.

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

ITEM 11. EXECUTIVE COMPENSATION

         From April 1, 1994 through May 31, 1994, the Company paid directors who were not officers of the Company $2,000 per meeting attended. In June 1994, the Board of Directors established a policy of paying directors who are not officers or consultants a fee of $6,000 per annum plus $1,000 per annum ($2,000 per annum for the Chair) for each committee on which they serve. Messrs. Conway and Price, Dr. Louria and Ms. Hernandez-Pinero are eligible for the foregoing fees. The Company does not intend to pay any fee to officers for serving as directors. Effective June 28, 1994, the Company entered into a Consulting Agreement with Mr. Goldstein for certain services to be rendered. Such consulting agreement calls for a monthly consulting fee and expense reimbursement of $5,000. Effective April 1, 1999 the consulting agreement was amended to have the monthly consulting fee and expense reimbursement reduced to $3,000 monthly. In addition, effective December 1, 1999 the Company entered into a consulting agreement with Dr. Jeffrey Freed to serve as the Company's Medical Director Consultant for $1,000 per month, plus car allowance up to $1,000 a month.

         The following table sets forth all compensation earned, awarded or paid by the Company to its Chief Executive Officer and Executive Vice President and Chief Operating Officer. No other person who was a director, executive officer or employee at any time during the fiscal year ended March 31, 2000, received salary and bonus in excess of $100,000 during or attributable to such fiscal year.

                           Summary Compensation Table

                                               Annual               Long Term
                                            Compensation           Compensation
                                            ------------           ------------
                                                                     All Other
  Name and Principal Position       Year       Salary     Bonus    Compensation
  ---------------------------       ----       ------     -----    ------------

Glenn C. Davis.............        FY2000     $275,000      --          --
  President and Chief......        FY1999     $275,000      --          --
  Executive Officer........        FY1998     $250,000   $25,000        --
Mary Comerford.............        FY2000     $131,000      --          --
  Executive Vice President.        FY1999     $175,000      --          --
  and Chief Operating
  Officer


EMPLOYMENT AGREEMENT

On June 25, 1998, the Company renewed its employment agreement with its President and Chief Executive Officer through May 2, 2001, The Company's President and Chief Executive Officer is entitled to an annual salary at a rate of $275,000 and 62,500 restricted shares of the Company's common stock. The agreement also provides for a severance payment equal to 150% of his annual compensation, including base salary and any initial bonus ("Annual Compensation"), at the date of termination if (i) his employment is terminated by him due to a breach of the agreement by the Company, (ii) the Company fails to offer to extend his employment for additional terms of one year on the same terms; or (iii) his employment terminates due to disability. If the employment is terminated due to his death, the severance payment is equal to 50% of his Annual Compensation at the date of death. The agreement further provides that, in the event of a merger or sale of substantially all of the assets of the Company, either the successor corporation or he may elect to terminate his employment and that, if his employment is so terminated, he will be entitled to receive a severance payment equal to 300% of his Annual Compensation at the date of termination. In addition, the agreement provides that he will not compete with the Company for 18 months after a termination of his employment, except that, if such termination is by the Company for cause, the non-competition period will be for 24 months.

In connection with the Healix merger, Mary B. Comerford entered into an employment agreement with the Company. Under the employment agreement, Ms. Comerford served as Executive Vice President and be entitled to an annual salary at a rate of $175,000 a hire-on bonus of 50,000 shares of the Company's common stock, an annual bonus based on certain performance criteria up to 50% of the base salary, and options to purchase 50,000 shares of the Employer Common Stock pursuant to the terms of an option agreement. Further, this agreement contains Non-Solicitation; Non-Competition; and Confidentiality provisions ranging from one to three years as the circumstances as defined so warrant. Mary Comerford resigned as of December 31, 1999 and the aforementioned agreement was terminated without further payment.

STOCK OPTIONS

The following tables set forth information concerning exercisable options during the fiscal year ended March 31, 2000, with respect to the Common Stock. Stock options totalling 110,000 shares were granted in September 1999 to the President and CEO. No stock appreciation rights were granted to executive officers and no stock options or stock appreciation rights were exercised by executive officers during such year.

                          FISCAL YEAR-END OPTION VALUES

                     Number of Shares Underlying       Value of Unexercisable
                        Unexercised Options at        in-the-Money Options at
                           Fiscal Year End                 Fiscal Year End
                     ---------------------------     ---------------------------
        Name         Exercisable   Unexercisable     Exercisable   Unexercisable
        ---          -----------   -------------     -----------   -------------
Glenn C. Davis        60,000(1)      150,000(2)           --            --

(1)  The option exercise price of such shares is $1.65 per share.
(2) The option exercise price of 40,000 shares is $1.65 and 110,000 shares is $.44 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth existing stock ownership as of June 29, 2000, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of 5% of more of the outstanding shares of Common Stock, (ii) each nominee for director, (iii) each director, and (iv) all officers and directors as a group, and the percentage of the outstanding shares of Common Stock represented thereby.

                                        Amount of Nature
                                         of Beneficial
      Name of Beneficial Owner(1)        Ownership (1)     Percent of Class (2)
      ---------------------------       ----------------   --------------------

Glenn C. Davis                          386,337(3)(4)(5)           7.62
c/o Accuhealth, Inc.
Ridge Hill
Yonkers, New York 10710

Stanley Goldstein                       345,926(3)(4)(6)           6.93
c/o Accuhealth, Inc.
Ridge Hill.
Yonkers, New York 10710

E. Virgil Conway                         42,729(11)(12)             *

Howard C. Landis                              0                     *

Donald B. Louria, M.D.                   23,500(7)                  *

Sally Hernandez-Pinero                   24,000(12)                 *

Corbett A. Price                         37,704(16)                 *

Special Situation Fund III, L.P.        706,928(8)                14.25
153 East 53rd Street
New York, New York 10022

Penfield Partners, L.P.                 324,027(9)                 6.53
153 East 53rd Street
New York, New York 10022

Special Situations Cayman Fund, L.P.    244,251(10)                4.92
153 East 53rd Street
New York, New York 10022

CMNY Capital II, L.P.                   355,368(13)                7.16
c/o Carl Marks & Company, Inc.
135 East 57th Street
27th Floor
New York, New York 10022

Robert M. GiaQuinto                     444,432(15)                8.96

Jeffrey S. Freed, M.D.                  461,883(15)                9.31

All Directors and Executive           1,322,028(14)               25.46
Officers as a Group (8 persons)


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

(3) Includes 60,000 and 30,000 shares issuable pursuant to currently exercisable stock options for Davis and Goldstein, respectively.

(4) Includes 276,337 and 312,926 shares owned of record and beneficially for Davis and Goldstein, respectively.


(5) Includes 50,000 shares issuable upon conversion of 50,000 shares of 6% Preferred Stock.

(6) Includes 3,000 shares issuable upon conversion of 3,000 shares of 6% Preferred Stock.

(7) Includes 16,500 shares issuable pursuant to currently exercisable stock options and 7,000 shares owned directly or in trust for the benefit of members of Dr. Louria's family.

(8)  Includes 706,928 shares owned of record and beneficially.

(9)  Includes 324,027 shares owned of record and beneficially.

(10) Includes 244,251 shares owned of record and beneficially.

(11) Includes 18,729 shares owned of record and beneficially.

(12) Includes 24,000 shares issuable pursuant to currently exercisable stock options.

(13) Includes 355,368 shares owned of record and beneficially.

(14) Includes 1,090,528 shares owned of record and beneficially, 178,500 shares issuable pursuant to currently exercisable stock options and 53,000 shares issuable upon conversion of 53,000 shares of 6% Preferred Stock.

(15) Includes 461,883 and 444,432 shares issued pursuant to the Healix acquisition to Jeffrey S. Freed, M.D. and Robert M. GiaQuinto, respectively.

(16) Includes 13,704 shares owned of record and beneficially and 24,000 shares issuable pursuant to currently exercisable stock options.

                 -----------------------------------------------

     Based solely on a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company, and certain written representations received by it, the Company is not aware of any person who, during the prior fiscal year, was a director, officer or beneficial owner of more than 10% of its outstanding Common Stock, during (or with respect to) the prior or (except as may have been previously reported) previous fiscal year, who failed to file with the Securities and Exchange Commission on a timely basis reports required by Section 16 (a) of the Securities Exchange Act of 1934.except that the following persons reported changes in their beneficial ownership of the Company's securities with respect to the following transactions in year-end filings on Form 5 rather than earlier in the year: the conversion of the Company's preferred stock to Common Stock on December 1, 1998 (Messrs. Conway and Goldstein); and the issuance of shares of the Company's common stock in the Healix merger on October 9, 1998 (Dr. Freed ); and the issuance of stock options on October 23, 1997 (Messrs, Conway and Price, Ms. Hernandez-Pinero and Dr. Louria).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 28, 1994, the Company entered into a Consulting Agreement with Stanley Goldstein, who is Chairman of the Board. Mr. Goldstein does not receive compensation for services provided as a director of the Company during the term of his consulting agreement.

Pursuant to such Consulting Agreement, Mr. Goldstein provides consulting services to the Company in, among other areas, capital financing, mergers and acquisitions. The Company has agreed to pay consulting fees to Mr. Goldstein in the amount of $4,000 per month and an office expense reimbursement of $1,000 per month for use of Mr. Goldstein's offices and support facilities in the performance of his consulting duties. In further consideration of Mr. Goldstein's consulting services, the Company granted to Mr. Goldstein an option to purchase 150,000 shares of Common Stock at prices ranging from $1.625 to

$3.00 per share. During the fiscal year ended March 31, 1999 the Company issued 46,957 of its common stock in consideration of forgiveness of accrued consulting fees of $135,000 owed Mr. Goldstein. Effective April 1, 1999 the consulting agreement was amended to have the monthly fee and expense reimbursement reduced to $3,000 a month.

During the Fiscal year 1999, the Company granted a loan to Mr. Glenn C. Davis, President and CEO, in the amount of $100,000 due on demand, bearing interest of 8%. Such loan is collateralized by 50,000 shares of the Company's 6% cumulative convertible and Preferred Stock.

In December 1999 the Company terminated the employment agreement with Dr. Jeffrey Freed and entered into a consulting agreement. Dr. Freed receives, in addition to his Director's fee, $1,000 per month as a consultant for serving as the Medical Director. In addition, he receives an expense reimbursement for documented business expenses.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2)  See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

(a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

(b) The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

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

10.19 Registration Rights Agreement between Accuhealth, Inc. and Robert M. GiaQuinto.

10.20 Registration Rights Agreement between Accuhealth, Inc. and Jeffrey S. Freed, M.D.

10.21    Registration Rights Agreement between Accuhealth, Inc. and Linda
         Barkan.

10.22 Employment Agreement dated April 1, 1998 between Dr. Jeffrey S. Freed and the Registrant

10.23 Employment Agreement dated April 1, 1998 between Mary Comerford and the Registrant

10.24 Consulting Agreement dated December 1, 1999 between Dr. Jeffrey Freed and the Registrant.

11       Statement re Computation of Per-Share Earnings

16. Letter from Ernst & Young LLP, dated April 23, 1998, regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A, dated April 23, 1998).

21       Subsidiaries of the Registrant

27       Article 5 - Financial Data Schedule

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE

Reports of Independent Auditors.......................................  F - 2

Consolidated Balance Sheets at March 31, 2000 and March 31, 1999......  F - 3

Consolidated Statements of Operations and comprehensive income (loss)
   for the Years Ended March 31, 2000, 1999 and 1998..................  F - 4

Consolidated  Statements of  Stockholders'  Equity  (Deficiency) for
   the Years Ended March 31, 2000, 1999 and 1998......................  F - 5-6

Consolidated Statements of Cash Flows for the Years Ended March 31,
   2000, 1999 and 1998................................................  F - 7-8

Notes to Consolidated Financial Statements............................  F - 9-25

FINANCIAL STATEMENT SCHEDULES

II.  Valuation and Qualifying Accounts................................  F - 26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

         To the Board of Directors and Stockholders of AccuHealth, Inc.

         We have audited the accompanying consolidated balance sheets of AccuHealth, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended March 31, 2000, 1999 and 1998. Our audit also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuHealth, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred a net loss of $8,203 during the year ended March 31, 2000, and as of that date, the Company's current liabilities exceeded its current assets by $3,797 and its total liabilities exceeded its total assets by $12,004 and there are uncertain conditions that the Company faces. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
         4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We previously audited and reported on the consolidated statements of operations and cash flows of Healix Healthcare, Inc., and subsidiaries for the year ended September 30, 1996, prior to their restatement for the fiscal 1999 pooling of interests. The contribution of Healix Healthcare, Inc. and subsidiaries to total assets, revenues and net loss represent 32 percent, 608 percent, of the fiscal 1997 respective restated totals. Separate consolidated financial statements of AccuHealth, Inc. and subsidiaries included in the fiscal 1997 restated consolidated statements of operations and cash flows were audited and reported on separately by other auditors. We also have audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997, after restatement for the fiscal 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

         July 11, 2000

         Marcum & Kliegman LLP
         New York, New York

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                     March 31,
                                                               --------------------
ASSETS                                                           2000         1999
Current Assets:                                                --------    --------
  Cash .....................................................   $      6    $     85
  Marketable securities ....................................         --       2,372
  Accounts receivable, less allowance for doubtful
  accounts of ..............................................     11,676      14,499
    $2,100 in 2000 and $1,615 in 1999
  Inventories ..............................................        579       1,653
  Prepaid expenses and other current assets ................        156         267
                                                               --------    --------

  Total Current Assets .....................................     12,417      18,876
Revenue producing equipment, net ...........................        558         901
Fixed assets, net ..........................................      1,191       2,100
Other ......................................................        184          93
                                                               --------    --------

  Total Assets .............................................     14,350      21,970
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes payable - revolving credit facility ................      7,545       7,765
  Current portion of notes payable - other .................      1,400         857
    Current portion of notes payable-term loan .............        192         150
     Margin payable ........................................         --       1,281
  Accounts payable .........................................      3,714       5,517
  Accrued expenses and other current liabilities ...........      3,030       2,245
  Current portion of capital lease - Facility ..............         --         232
  Current portion of other capital lease obligations .......        333         430
                                                               --------    --------

      Total Current Liabilities ............................     16,214      18,477

12% Subordinated Debentures ................................      6,250       6,250
Notes payable - term loan ..................................        462         600
Notes payable - other, less current portion ................      3,287         109
Other capital lease obligations, less current portion ......        141         388
                                                               --------    --------

      Total Liabilities ....................................     26,354      25,824

Commitments and Contingencies (See Notes 9 and 11)
Stockholders' Deficiency:
  Preferred Stock, $.01 par value: authorized 3,650,000
  shares; no shares issued and outstanding
  Preferred stock, $.01 par value; 6% cumulative
  convertible, $223 and $223liquidation preference in
  2000 and 1999, respectively, authorized 1,350,000
  shares; issued and outstanding 105,000 shares (2000)
  and  105,000 shares (1999) ...............................          1           1
  Common stock $0.1 par value; authorized 15,000,000
  shares;
  5,268,709 (2000) and 5,127,593 (1999)  shares issued
  and outstanding ..........................................         52          51
  Additional paid-in capital ...............................      7,628       7,606
  Accumulated other comprehensive loss .....................         --         (42)
  Accumulated deficit ......................................    (19,061)    (10,846)
                                                               --------    --------
                                                                (11,380)     (3,230)
  Less treasury stock (308,004 shares) at cost .............       (624)       (624)
                                                               --------    --------
Total Stockholders' Deficiency .............................    (12,004)     (3,854)
                                                               --------    --------

Total Liabilities and Stockholders' Deficiency .............   $ 14,350    $ 21,970
                                                               ========    ========

                 See notes to consolidated financial statements.

                       ACCUHEALTH, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                             -----------------------------------------
                                                                        Years Ended March 31,
                                                             -----------------------------------------
                                                                 2000           1999           1998
                                                             -----------    -----------    -----------
Net sales ................................................   $    33,003    $    38,127    $    31,673
Cost of goods sold .......................................        23,556         24,065         16,924
                                                             -----------    -----------    -----------
   Gross profit ..........................................         9,447         14,062         14,749
Selling, general and administrative expenses .............        14,709         17,913         14,105
Merger related costs .....................................            --             --            295
                                                             -----------    -----------    -----------
Operating income (loss) ..................................        (5,262)        (3,851)           349
Other Income Expense:
   Net interest expense ..................................        (2,325)        (1,627)          (814)
   Miscellaneous (expense) income ........................           (84)            12             93
   Loss on Sale of Building ..............................          (502)            --             --
                                                             -----------    -----------    -----------
Income (Loss) Before Income Taxes ........................        (8,173)        (5,466)          (372)
Income Tax (Expense) Benefit .............................           (30)            90           (104)
                                                             -----------    -----------    -----------


                                                             -----------    -----------    -----------
Net loss .................................................        (8,203)        (5,376)          (476)
Redeemable preferred stock dividends and accretion .......           (13)           (87)          (162)
                                                             -----------    -----------    -----------
Net loss applicable to common stockholders ...............   $    (8,216)   $    (5,463)   $      (638)
                                                             ===========    ===========    ===========

Weighted average common stock outstanding:
   Basic .................................................     4,836,823      4,417,711      3,243,192
   Diluted ...............................................     4,836,823      4,417,711      3,243,192

Earning (loss) per share data:
   Basic .................................................   ($     1.70)   ($     1.22)   ($     0.20)
   Diluted ...............................................   ($     1.70)   ($     1.22)   ($     0.20)

   Net loss ..............................................   $    (8,203)   $    (5,376)   $      (476)
Other Comprehensive loss, net of tax:
   Unrealized  loss on marketable  securities, net of tax
   benefits of $1 ........................................   $        --    $       (42)   $         0
                                                             -----------    -----------    -----------
      Total comprehensive loss ...........................   $    (8,203)   $    (5,418)   $      (476)
                                                             ===========    ===========    ===========

                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                                      YEARS ENDED MARCH 31, 2000, 1999 and 1998
                               (Amounts in thousands, except shares and per share data)

                                      Preferred Stock        Common Stock
                                    ------------------- ---------------------
                                     Number     $.01      Number      $.01      Additional
                                       of        Par        of         Par       Paid-In
                                     Shares     Value     Shares      Value      Capital
                                    --------- --------- ----------- ---------  -----------
Balance, March 31, 1997...........  1,350,000 $   14     3,276,448  $   32        6,677
Healix equity adjustments before
  the acquisition.................                                                  110
Issuance of common stock in
  connection
  with the merger.................                         300,000       3          555
Preferred stock dividends paid with
  common stock - July 25, 1997....                          45,556       1           80
Preferred stock dividends paid with
  common stock - January, 1998....                          35,354                   81
Redemption of shares..............                         (59,386)                (118)
Net loss..........................
                                    --------- --------- ----------- ---------  -----------
Balance - March 31, 1998..........  1,350,000 $   14     3,597,972  $   36        7,385
Healix loss for six months ended
  March 31, 1998 (unaudited)......
Preferred stock dividends paid with
  common stock - June 1, 1998.....                          46,526       1           80
Preferred stock conversion into
  common stock.................... (1,245,000)   (13)    1,431,750      14           (1)
Conversion of debt to common stock                          46,957                  136
Preferred stock dividends paid with
  common stock - December 1998....                           4,388                    6
Unrealized loss on marketable
  securities......................
Net Loss..........................
                                    --------- --------- ----------- ---------  -----------
Balance, March 31, 1999...........    105,000 $    1     5,127,593  $   51       $7,606

Preferred stock dividends paid
  with common stock June 1999 ....                           9,161                    6

Issuance of common stock to
  employees ......................                         103,157       1           10

Preferred stock dividends paid
  with common stock December 1999.                          28,798      --            6

Reclassification adjustments of
  losses included in net loss ....

Net loss .........................

                                    --------- --------- ----------- ---------  -----------
Balance, March 31, 2000 ..........    105,000 $    1     5,268,709  $   52         7,628
                                    ========= ========= =========== =========  ===========

                                      F-5

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY (CONTINUED)
                    YEARS ENDED MARCH 31, 2000, 1999 and 1998
            (Amounts in thousands, except shares and per share data)


                                                 Treasury Stock
                                               -----------------
                                                Number              Other
                                      Retained    of            Comprehensive
                                      Earnings  Shares    Cost     (loss)       Total
                                      -------- -------- -------- ------------ --------
Balance, March 31, 1997...........     (3,793) (308,004) $ (624)                2,306
Healix equity adjustments before
  the acquisition.................                                                110
Issuance of common stock in
  connection
  with the merger.................                                                558
Preferred stock dividends paid with
  common stock - July 25, 1997....        (81)                                      0
Preferred stock dividends paid with
  common stock - January, 1998....        (81)                                      0
Redemption of shares..............                                               (118)
Net loss..........................       (476)                                   (476)
                                     --------- --------  -------- ------------ --------
Balance - March 31, 1998..........     (4,431) (308,004) $ (624)                 2,380
Healix loss for six months ended
  March 31, 1998 (unaudited)......       (952)                                   (952)
Preferred stock dividends paid with
  common stock - June 1, 1998.....        (81)
Preferred stock conversion into
  common stock....................
Conversion of debt to common stock                                                136
Preferred stock dividends paid with
  common stock - December 1998....         (6)                                      0
Unrealized loss on marketable
  securities......................                                      (42)      (42)
Net Loss..........................     (5,376)                                 (5,376)
                                     --------- --------  -------- ------------ --------
Balance, March 31, 1999...........   $(10,846) (308,004) $ (624)   $    (42)  $(3,854)

Preferred stock dividends paid
  with common stock June 1999 ....        (6)

Issuance of common stock to
  employees ......................                                                 11

Preferred stock dividends paid
  with common stock December 1999.        (6)                                      --

Reclassification adjustments of
  losses included in net loss ....                                       42        42

Net loss .........................     (8,203)                                  (8,203)

                                     --------- --------  -------- ------------ --------
Balance, March 31, 2000 ..........    (19,061) (308,004) $ (624)          --    (12,004)
                                     ========= ========  ======== ============ ========

                       ACCUHEALTH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                         Years Ended March 31,
                                                                   -----------------------------
                                                                     2000       1999       1998
                                                                   -------    -------    -------
OPERATING ACTIVITIES
Net loss .......................................................   $(8,203)   $(5,376)   $  (476)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Deferred income taxes .......................................        --        (90)       106
   Amortization of financing costs .............................                              12
   Realized loss/(gain) on sales of marketable securities ......        84        (12)        --
      Loss on sale of fixed assets .............................       502         --         --
      Depreciation and amortization ............................       717        775        692
   Stock based compensation ....................................        11         --         --
     Write off of goodwill .....................................        --      1,305         --
   Changes in operating assets and liabilities:
      Accounts receivable ......................................     2,823     (3,901)     (2,134)
      Inventories ..............................................     1,074       (184)      (167)
      Prepaid expenses and other current assets ................       111         29         19
      Other assets .............................................       (91)       436       (222)
      Deferred costs ...........................................        --         --       (121)
      Accounts payable .........................................     2,408        131      1,049
      Accrued expenses and other current liabilities ...........       787         91        275
                                                                   -------    -------    -------

      Cash provided by (used in) operating activities ..........       223     (6,796)      (967)
                                                                   -------    -------    -------
INVESTING ACTIVITIES
   Acquisition of goodwill .....................................        --         --        (32)
   Purchases of marketable securities ..........................      (758)    (4,382)        --
   Proceeds from sales of marketable securities ................     3,088      1,980         --
   Purchases of fixed assets and revenue producing equipment....      (576)       (83)      (204)
   Proceeds from sale of fixed assets ..........................       837         --         --
   Cash acquired in connection with acquisition ................        --         --         22
   Proceeds from (repayment of) margin payable .................    (1,281)     1,281         --
                                                                   -------    -------    -------
   Cash provided by  (used in) investing activities ............     1,310     (1,204)      (214)
                                                                   -------    -------    -------
FINANCING ACTIVITIES
   Proceeds from issuance of capital stock .....................        --         --         33
   Proceeds from sale of subordinated debentures ...............        --      6,250         --
   Proceeds from note payable - revolving credit facility, net
   of payments .................................................      (220)     3,028      2,208
   Repayment of notes payable - term loan ......................       (96)        --         --
   Repayment of notes payable, other, net ......................      (643)      (497)      (246)
   Principal payments on capital lease - facility ..............      (233)       (71)       (54)
   Payments on other capital lease obligations .................      (420)      (874)      (461)
                                                                   -------    -------    -------

     Cash provided by (used in) financing activities ...........    (1,612)     7,836      1,480
                                                                   -------    -------    -------

   Net increase (decrease) in cash .............................       (79)      (164)       299
   Net changes in cash from October 1, 1997 to
   March 31, 1998 of Healix (unaudited) ........................        --       (133)        --
   Cash at beginning of period .................................        85        382         83
                                                                   -------    -------    -------

   Cash at end of period .......................................   $     6    $    85    $   382
                                                                   =======    =======    =======

                       ACCUHEALTH, INC. AND SUBSIDIARIES

            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                                         Years Ended March 31,
                                                                   -----------------------------
                                                                     2000       1999       1998
                                                                   -------    -------    -------
Supplemental disclosure of cash flow information:
   Interest paid ...............................................   $ 1,267    $ 1,137    $   803
                                                                   =======    =======    =======
   Income taxes paid ...........................................   $    30    $    37    $    41
                                                                   =======    =======    =======
Noncash investing and financing activities:

   Additions to capital leases and notes payable ...............   $   228    $   774    $   820
   Goodwill recorded pursuant to acquisition....................        --         --      1,208
   Redemption of common shares..................................        --         --       (119)
   Conversion of liabilities to common stock....................        --        135         78
   Conversion of accounts payable to notes payable..............     4,212        600        350
   Write-off of property and equipment..........................        --         --         12
   Conversion of Preferred Stock to Common Stock ...............        12         13         --
   Unrealized Losses on Marketable Securities ..................        --         42         --
   Reclassification adjustment of losses included in net loss ..       (42)        --         --

The Company acquired the following noncash assets and liabilities in connection with its acquisition of ProHealthCare
Infusion Services Inc. during fiscal year ended March 31, 1998:

   Accounts Receivable .........................................        --         --        658
   Inventory ...................................................        --         --         63
   Property and Equipment ......................................        --         --         65
   Accounts Payable ............................................        --         --       (902)
                                                                                         --------
         Total .................................................        --         --       (116)

                 See notes to consolidated financial statements.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Accuhealth Inc., ("Accuhealth") together with its subsidiaries (collectively, the "Company"), provides home health care services, including administration of a wide array of infusion therapies, sales of oral medications. The Company operates throughout the New York, New Jersey and Connecticut metropolitan area.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Accuhealth, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

         On July 1, 1997, the Company consummated its acquisition of ProHealthCare Infusion Services, Inc. ("PHCIS") pursuant to an agreement and plan of merger, dated as of March 14, 1997, by and among the Company, ACH Acquiring Corp., a New Jersey corporation and a subsidiary of the Company, PHCIS, ProHealthCare, Inc., a Delaware corporation and the parent of PHCIS, Thomas Laurita and David Brian Cohen (the "PHCIS Merger Agreement"). The Company has determined that the initial merger consideration of 300,000 shares of Company Common Stock will be decreased by 59,386 shares of Company Common Stock pursuant to certain merger consideration adjustment provisions of the PHCIS Merger Agreement. The aggregate purchase price for the acquisition of ProHealthCare, Inc. stock was $1,208,000 which includes the cost of the acquisition, direct costs and assumption of certain liabilities of PHCIS. The acquisition has been accounted for by the purchase method of accounting. Pro forma disclosure information in connection with this transaction is not included because it is considered immaterial as it relates to the Company's financial statements in accordance with the regulations of the Securities and Exchange Commission.

         During the fiscal year ended March 31, 1999, management determined that the goodwill resulting from the PHCIS Acquisition was impaired and warranted write off of the remaining balance. The impairment resulted from a severe decline in revenue, primarily caused by the filing for liquidation of HIP of New Jersey in February 1999.

         On April 9, 1998, Accuhealth completed a merger with Healix Healthcare, Inc. ("Healix") whereby 1,488,850 shares of Accuhealth's common stock were exchanged for all of the outstanding common stock of Healix. Each share of Healix common stock was exchanged for .740721 shares of Accuhealth's common stock. The merger constituted a tax-free organization and has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Healix as though it had always been a part of the Company.

         Prior to the merger, Healix had a fiscal year end of September 30. The accompanying consolidated financial statements for the year ended March 31, 1998 reflect restated numbers which combine financial statements for the twelve months ended March 31, 1998 of Accuhealth and September 30, 1997 of Healix.

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

                                                          Year Ended March 31
                                                       ------------------------
                                                                  1998
                                                       ------------------------
        Net Sales:
          The Company, as previously reported...             $   18,603
          Healix (pooled company) for twelve
          months ended September 30, 1997.......             $   13,070
                                                             ----------
                                                             $   31,673
                                                             ==========
        Net income (loss):
          The Company as previously reported....             $     (206)
          Healix (pooled company) for twelve
          months ended September 30, 1997.......             $     (271)
                                                             ----------
                                                             $     (477)
                                                             ==========

         MANAGEMENT PLANS

         Management has reduced the overhead by consolidating two operations into one, significantly reduced personnel costs, finalized payment arrangements with its largest trade creditor (see Note 6), eliminated non profitable business lines and ceased business with two managed care companies. The aforementioned is expected to enhance working capital. Further, significant collection efforts have been initiated, including engaging collection consultants and commencing several lawsuits. Management continues to negotiate better terms and financing from vendors and reducing corporate expenses. No assurances can be made that management will be successful in achieving its plans.

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

         GOODWILL

         Goodwill in connection with the acquisitions is being amortized on a straight-line basis over a fifteen-year period. Amortization of goodwill charged to operations for the years ended March 31, 1999 and March 31, 1998 amounted to $96 and $56 respectively. In addition, $1,305 of unamortized goodwill has been written off during the last quarter ended March 31, 1999 as management determined such goodwill was impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long lived Assets and for long lived Assets to be disposed of." The amount of goodwill impairment was measured based on the projected discounted future operating cash flows compared to the carrying value of goodwill.

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

         EARNINGS PER SHARE

         The Company calculated earnings per share in accordance with the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS is computed by dividing the weighted average number of common shares and common stock equivalents outstanding during the year. For the year ended March 31, 1998 the weighted average number of common shares outstanding throughout the periods includes shares issued by Accuhealth as a result of the Healix merger. Common stock equivalents have been excluded from the weighted-average shares for 2000, 1999 and 1998, as inclusion is anti-dilutive. Potentially diluted securities, which consist of convertible debentures, stock options and warrants, may be potentially diluted in the future. All prior period EPS data has been restated to conform to the new pronouncement.

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

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2000 and 1999, the Company had no cash equivalents.

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

         CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade accounts receivable include amounts due from third party payers, primarily governmental agencies (Medicare and Medicaid). At March 31, 2000 and 1999, gross Medicare and Medicaid receivables aggregated $4,141 and $5,151 respectively.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation for which action for noncompliance includes fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations.

         The Company's revenues from one customer accounted for 15%, 14% and 15% of the Company's net sales for the years ended March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, 1999 and 1998, 4%, 5% and 6%,
         respectively, of net accounts receivable was due from this customer.

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

         BUSINESS SEGMENT

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information", "which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         operating decision maker in deciding how to allocate resources and in assessing performance. The company has determined that under SFAS No. 131, it operates in one segment of home health care services. The Company's customers and operations are within the United States.

         ADVERTISING COSTS

         Advertising cost are expensed as incurred and were $30, $57 and $18 for the years ended March 31, 2000, 1999 and 1998, respectively.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, The Financial Accounting Standards Board issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

2.       MARKETABLE SECURITIES/MARGIN PAYABLE

         Companies are required to classify each of their investments into one of three categories, with different accounting for each category. At March 31, 2000 and 1999, management has classified all their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses reported as other comprehensive income. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities for the years ended March 31, 2000 and 1999 is summarized as follows:

                                             March 31,
                                     ----------------------
                                       2000          1999
                                     ---------    ---------
Beginning balance ................   $   2,372    $       0

Purchases ........................   $     758        4,382
Sales ............................      (3,088)      (1,980)
Realized gain (loss) .............         (84)          12
Unrealized loss ..................          --          (42)
Reclassification adjustment
of losses included in net loss....          42           --
                                     ---------    ---------

Ending balance ...................   $       0    $   2,372

         The Company may purchase up to 50% of its investments on margin advances by its broker. Interest, which is payable at 7% amounted to$3 and $31 during the years ended March 31, 2000 and 1999.

3.       REVENUE PRODUCING EQUIPMENT, NET

         The following summarizes the Company's investment in revenue producing equipment:

                                                March 31,
                                         ---------------------      Estimated
                                           2000          1999      Useful Lives
                                         --------      --------    ------------
Revenue producing                            (In Thousands)
   Equipment primarily under
   capital lease...................      $  2,493      $  3,154      3-5 years

Less accumulated depreciation
   and amortization................         1,935         2,253
                                         --------      --------

                                         $    558      $    901
                                         ========      ========

4.       GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred a net loss of $8,203 during the year ended March 31, 2000. As of March 31, 2000 the Company's current liabilities exceeded its current assets by $3,797 and its total liabilities exceeded its total assets by $12,004. These factors, as well as the uncertain conditions that the Company faces in its day-to-day operations,

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financing and generating sufficient revenue.

Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through March 31, 2001 and beyond. Among the actions taken, the Company is attempting to secure additional capital from venture capitalists seeking to merge several heath care related companies. Also, negotiations are in process with several trade vendors to convert the amounts owed them to long term notes. No assurance can be made that the management will be successful in achieving its plan.

5.       FIXED ASSETS

                                                March 31,
                                        -----------------------             Estimated
                                          2000          1999              Useful Lives
                                        ----------    ----------        --------------
                                            (In Thousands)
Land under capital lease..........      $       0     $     136

Building under capital lease......              0         1,226             40 years

Equipment, furniture and fixtures.          2,086         1,265            5-10 years

Leasehold improvements............              0             4            10-15 years

Equipment, furniture and fixture
   under capital leases...........            325           804            5-10 years

Building improvements.............            409           337             40 years
                                        ---------     ---------
                                            2,820         3,772

Less accumulated depreciation and
   amortization, including $260 in
   2000 and $651 in 1999 attributable
   to assets under capital leases..         1,629         1,672
                                        ---------     ---------
                                        $   1,191     $   2,100
                                        =========     =========

6.       NOTES PAYABLE AND LONG-TERM DEBT

         NOTES PAYABLE - OTHER

         The Company converted a portion of its accounts payable into a notes payable to trade creditors in the principal amount aggregating $4,212 and $600 during the years ended March 31, 2000 and 1999, respectively. These notes are payable in monthly installments of approximately $2 to $75 with interest rates ranging from 8.5% to 14.5%. The outstanding principal balance at March 31, 2000 and 1999 were $4,687 and $916, respectively.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         The weighted average interest rate for notes payable-other was 11.1%, 11.3%, and 11.7% for the years ended March 31, 2000, 1999, and 1998.
         The average amount of notes payable-other outstanding for the years ended March 31, 2000 and 1999 was approximately $1,453 and $1,159 respectively. Notes payable - other are principally short-term in nature. As such, fair value approximates the carrying value.

         Maturities of notes payable at March 31, 2000 are as follows:

                 Fiscal Year                         Amount
                ------------                        --------

                  2001                               $1,400
                  2002                                  799
                  2003                                  766
                  2004                                  766
                  2005                                  766
                  There After                           190
                                                     ------
                                                     $4,687
                                                     ======

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

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         The Agreement expired on April 1, 2000 and although the Company has exceeded its borrowing under the Rosenthal formula, Rosenthal has continued funding the Company on a daily basis while the Company explores other financing alternatives. Rosenthal is not obligated to continue funding the Company and at its own discretion, place the loan in default. If Rosenthal institutes default then the Company's ability to continue as a going concern is significantly impaired.

         In connection with the RFE Investment Partners L.P. financing approval in July 1998 (see Note 6), the Company granted Rosenthal warrants to purchase 10,000 shares of the Company's common stock (See Note 13).

         The revolving credit facility and the term loan bear interest at variable market rates and as such the carrying value approximates their fair value. The weighted average interest rate, including the facility fee, for the years ended March 31, 2000, 1999 and 1998 was 10.7%, 10.8% and 13.1%, respectively. The amount outstanding at March 31, 2000 and 1999 was $8,199 and $8,515, respectively.

7.       12% SUBORDINATED DEBENTURES

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

         Interest on the debentures is payable quarterly, in arrears. The Company has accrued six quarterly interest payments, as permitted in the agreement, which would otherwise be due. Such accrued interest payments bear interest at the same rate and are payable on the same terms as original interest on the debentures. The Company may further, at its sole discretion, pay any quarterly interest payments by executing an Interest Series Note in the amount of the interest due.

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

8.       PROVISION FOR UNCOLLECTIBLE AMOUNT DUE FROM MAJOR CUSTOMER

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

9.       CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment, furniture and fixtures, rental equipment and leasehold improvements under capital lease agreements which expire through December 2004.

         CAPITAL LEASE-FACILITY

         The Company previously occupied a pharmacy warehouse and office facility (the "Facility") which was obtained under a ten-year lease (the "Lease Agreement") with the New York City Industrial Development Agency (the "Agency") as lessor. The Agency issued to National Westminster Bank, U.S.A. (now "Fleet") $1,072 principal amount of its Industrial Development bonds (the "Bonds") pursuant to an Indenture of Mortgage and Agreement dated April 1, 1989 (the "Indenture") which created a lien on the facility. The Company also paid $228 in order for the Agency to purchase the warehouse.

         At the end of the term of the lease, the Company purchased the Facility for one dollar pursuant to the terms of the capital lease. In March 2000 the building was sold for a loss of $502.

         In lieu of rent the Company paid principal on the Bonds in quarterly installments of $18, plus interest at the rate of prime plus 1%. A final balloon payment of $232 plus interest thereon was paid on September 23, 1999.

         OTHER CAPITAL LEASES

         The Company leases durable medical equipment and computers under capital lease agreements which extend through March 31, 2004 with interest rates ranging from 6.50% to 16.71%.

         Future minimum cash payments under capital leases with initial or remaining noncancellable lease terms in excess of one year at March 31, 2000 are as follows:

                                                           Other Capital
                           Fiscal Year                        Leases
                           -----------                     -------------
                2001.................................        $    365
                2002.................................             100
                2003.................................              53
                2004.................................              22
                                                             --------
                                                                  540

                Less interest........................              66
                                                             --------
                Present value of net minimum
                obligations..........................             474
                Less current portion.................             333
                                                             --------
                Long term obligations at March 31, 2000      $    141
                                                             ========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

10.      CONTINGENCIES

         There is one significant judgment against the Healix Health Care, Inc. a/k/a Accuhealth/Healix Health, Inc. in the amount of approximately $143. The Company is attempting to negotiate a payment plan.

         In June 1995, a former employee had commenced an action in Supreme Court, New York County, New York against the Company and certain of its former and current officers, directors and shareholders. The action alleged that the Company breached plaintiff's employment agreement by withholding at least $750 in commissions allegedly owed to him. As of June 1998, this matter had thought to have been settled through court recommended mediation. In May 1999 the former employee petitioned the court to reopen the matter. The matter is still pending with the court; however, management believes there will be no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         There are several other lawsuits against the Company aggregating less than $200. The Company's management believes it has meritorious defenses.

11.      6% CONVERTIBLE PREFERRED STOCK

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

12.      COMMITMENTS

         OPERATING LEASES

         A vendor has a security interest in certain assets of the Company, including accounts receivable, inventories, equipment and fixtures. This security interest is subordinate and junior in all respects to the Loan and Security Agreement.

         To enhance productivity and provide technological enhancements, the Company signed a lease in June 1999 to rent 37,000 square feet in Yonkers, New York, where it moved in December 1999 to consolidate its offices and warehouses at an average cost of approximately $26,000 per month over the life of the lease. The initial term is for a period of sixty-five months with two renewals each for a sixty-month period.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         Future minimum cash payments under Leases with initial or remaining noncancellable lease terms in excess of one year at March 31, 2000 are as follows:

               2001               $   404
               2002                   323
               2003                   333
               2004                   343
               2005                   353
               Thereafter              29
                                  -------
                                    1,785

         Less: sublease income to
               be received            130
                                  -------

                                  $ 1,655

         Rent expense for the years ended March 31, 2000, 1999 and 1998 were $401, $261 and $173, respectively.

         Rental income for the years ended March 31, 2000, 1999 and 1998 were $68, $0 and $0, respectively.

         RELATED PARTY TRANSACTIONS

         A director has a consulting arrangement with the Company whereby he receives a consulting fee of $3 per month inclusive of an office expense reimbursement of $1 per month. Another director has a consulting arrangement with the Company whereby he receives a consulting fee of $1 per month for serving as the Medical Director to the Company. In addition he receives reimbursement for expenses of approximately $1 per month.

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

13.      STOCK OPTIONS AND WARRANTS

         In September 1988, the Company adopted, and in September 1994 amended, the 1988 Stock Option Plan ("Stock Option Plan"). In 1999, the Company adopted a 1998 stock option plan, whereby all options granted under the 1988 Option Plan will be rolled over to the 1998 stock option plan. Under the plan, an aggregate maximum of 2,000,000 shares of the Company's common stock may be granted. The Stock Option Plan is administered by the Board of Directors, who are responsible for determining the individuals who will be granted options, the number of shares to be subject to each option, the option price per share, and the exercise period of each option. The option price may not be less than the fair market value of the Company's common stock. The fair market value is defined in the Stock Option Plan to be the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant. No option may have a term in excess of ten years. As to any stockholder who owns 10% or more of the Company's common stock the option price per share will be no less than 110% of the fair market value of the Company's common stock on the date of grant and such options shall not have a term in excess of five years.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         During the years ended March 31, 2000 and 1999, the Board of Directors granted a total of 130,000 and 152,500 options, respectively, to purchase shares of the Company's common stock to employees with exercise prices ranging from $.43 to $2.875 per share. These options are exercisable in four equal annual increments.

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                                   Price
                                                 Shares          Per Share
                                                --------------------------

         Outstanding at March 31, 1998..         371,250           $  2.22
         Granted .......................         152,500              2.88
         Cancelled .....................          (4,500)            (1.95)
                                                --------           -------
         Outstanding at March 31, 1999..         519,250              2.37
         Granted .......................         130,000               .44
         Cancelled .....................        (288,500)            (2.55)
                                                --------           -------
         Outstanding at March 31, 2000..         360,750              1.53
                                                ========           =======
         Exercisable at March 31, 1998..          66,450              2.22
         Exercisable at March 31, 1999..         184,800              2.29
         Exercisable at March 31, 2000..         140,950              2.14

         Separate from options issued under the Stock Option Plan, in February 1992, the Board of Directors granted to three former directors of the Company a total of 60,000 options to purchase shares of the Company's common stock ("1992 Options"). The exercise price of the 1992 Options is the mean between the closing bid and the closing asked prices for the common stock of the Company on the date of grant, which was $4.75. These options may be exercised in 25% increments on the first, second, third and fourth anniversary of the date of issue, and have a term of ten years. There were 16,000 options outstanding as of March 31, 2000.

         During fiscal 1995, separate from options issued under the Stock Option Plan, the Company granted options to purchase 352,500 of common shares to officers and directors ("1995 Options"). The exercise prices of the 1995 Options range from $2.00 to $3.00. At March 31, 2000 and 1999, 37,500 and 295,000 shares of option are vested and 265,000 and -0-options were cancelled, respectively. There were 37,500 options outstanding as of March 31, 2000.

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

         In October 1996, separate from options issued under the Stock Option Plan, the Company granted options to purchase 20,000 of the Company's common shares to employees ("1997 Options"). The options carry an exercise price of $2.125 and vest over five years from the date of issuance. At March 31, 2000, 10,000 shares of option were cancelled and 10,000 shares of option were outstanding.

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

         During fiscal 1998, separate from options issued under the Stock Option Plan, the Company granted options to purchase 70,000 of the Company's common shares to employees ("1998 Options"), with exercise prices ranging from $2.00 to $2.125. These options vest ratably in four equal increments beginning one year from date of issuance. At March 31, 2000, 50,000 shares of option were cancelled.

         During fiscal 1999, separate from options issued under the Stock Option Plan, the Company granted options to purchase 40,000 of the Company's common shares to directors ("1999 Options"). The exercise price of the 1999 options are $2.875, with the shares vesting over five years from the date of issuance.

         As of March 31, 2000 and 1999 an aggregate 1,310,750 and 1,147,750 shares, respectively, of the Company's common stock are reserved for issuance under the Stock Option Plan, and the 1992, 1995, 1996, 1997, 1998, 1999 and 2000 options. As of March 31, 2000, 326,450 shares of such options are exercisable.

         During fiscal 2000, separate from options issued under the Stock Option Plan, the Company granted options to purchase 486,500 of the Company's common shares to officers and directors ("2000 Options"). The exercise price of the 2000 options are $.44, with these options vesting ratably in five equal increments beginning one year from the date of issuance.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                                             March 31,
                                                   ---------------------------
         Assumption                                  2000      1999      1998
         ----------                                -------   -------   -------

         Risk-free rate                              6.15%     5.34%     5.47%
         Dividend yield                                 0%        0%        0%
         Volatility  of  the  expected  market
         price of the Company's common stock       251.85%    108.5%     94.9%
         Average life                              5 years   5 years   5 years

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

         Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                     Years Ended March 31,
                                              ----------------------------------
                                                 2000        1999         1998
                                              --------     --------     -------

         Pro forma net loss                   ($8,148)     ($5,692)     ($704)

         Pro forma net loss per share          ($1.69)      ($1.29)     ($.22)

         The weighted average fair value of options granted during the years ended March 31, 2000, 1999 and 1998 were $.44, $.86 and $1.86, respectively, for shares granted. The weighted-average remaining contractual life of options exercisable at March 31, 2000 is 3 years. The exercise prices range from $.44 to $4.75 for options outstanding as of March 31, 2000.

         In April 1994, pursuant to the terms of a Loan and Security Agreement (see Note 4), the Company granted to a financing company warrants to purchase 70,000 shares of common stock at a price of $2.00 per share. On February 1, 1996, the Company granted warrants to purchase an additional 30,000 shares of common stock at $2.50 per share expiring on April 28, 1998. On February 1, 1997, the expiration date of the 100,000 warrants was amended to be the later of April 1, 2001 or thirty-six months following the last day of any term to which the Loan Commitment has been extended and the exercise price for all warrants was restated to $2.00 per share. During the year ended March 31, 1999, the Company granted to this financing company two warrants to purchase 50,000 and 10,000 shares of the Company's common stock at a price of $2 and $2.875 per share, respectively, expiring on July 1, 2003. These 60,000 shares of warrants have been valued at $0.88 per share in accordance with SFAS
         123. As of March 31, 2000, no warrants have been exercised and an aggregate of 160,000 of the Company's common stock are reserved for issuance under these warrants.

14.      EMPLOYEE SAVINGS AND PROFIT SHARING PLAN

         In December 1986, the Company established a profit sharing and thrift plan (the "Plan") covering substantially all eligible employees. The Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company has the option to match contributions equal to 25% of an eligible employee's pre-tax 401(k) contribution. The matching contribution is limited for any part of an eligible employee's pre-tax 401(k) contribution which exceeds 10% of their compensation.

         At the discretion of the Board of Directors, the Company may also make additional contributions dependent on profits each year for the benefit of eligible employees under the Plan. The Company's contribution to the Plan was approximately $0, $71, and $33 for the years ended March 31, 2000, 1999 and 1998, respectively.

         In August 1995, the Company adopted a deferred compensation plan for the Board of Directors (the "Directors Plan"). Under the Directors Plan, a director may elect to defer receipt of all or a specified portion of his or her compensation. As of March 31, 2000, no director had elected to defer any portion of his or her compensation.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

15.      INCOME TAXES

         The Company had net deferred assets and liabilities as follows:

                                                       March 31,
                                             ---------------------------
                                               2000               1999
                                             ---------         ---------
         Federal, State and Local Net
         Operating Loss Carry forwards..     $   6,651         $   3,075

         Allowance for Doubtful Accounts           945               727

         Business Credit Carry-forwards.            52                52

         Other..........................           646               667
                                             ---------         ---------

         Total..........................         8,294             4,521

         Less:  Valuation Allowance.....        (8,294)           (4,521)
                                             ---------         ---------

         Net Deferred Assets............     $       0         $      (0)
                                             =========         =========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)

         The following is a reconciliation of the amount of the income tax expense (benefit) attributable to continuing operations to the amount of income tax that would result from applying the federal rate to pretax income from continuing operations:

                                               For the years ended
                                                     March 31,
                                          -------------------------------
                                             2000       1999       1998
                                          (Benefit)  (Benefit)  (Benefit)
                                          Liability  Liability  Liability
                                          ---------  ---------  ---------
         Income tax (benefit) at
           statutory rate at 34%.....      $(2,657)   $(1,216)   $  (162)

         Other decrease in valuation
           allowances related to the
           federal portion of
           continuing operations.....           30        (90)        --
         Amount attributable and
           pooling of interests....             --         --         26
         Loss producing no current
           benefit.................          2,657      1,216        240
                                          ---------  ---------  ---------
                                          $     30    $   (90)   $   104
                                          =========  =========  =========

         At March 31, 2000, based upon tax returns filed and to be filed, the Company has net operating loss carryforwards for U.S. tax purposes of approximately $14,293 of which $7,815 and $2,811 for the year ended March 31,2000 and 1999, respectively will expire in 2019 and 2020 and the remaining $3,667will begin to expire in 2010. A general business tax credit carryforward of approximately $52 available to reduce future payments of federal income taxes. The Company also has net operating loss carryforwards for New York State and City tax purposes of approximately $15,246 and $15,243, respectively.

         The valuation allowances increased $3,773 in 2000, increased $2,234 in 1999. These amounts are equal to the changes in deferred tax assets to reflect the uncertainty as to realization of such assets.

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

16.      SUBSEQUENT EVENTS

         On May 24, 2000 the Company signed an Asset Purchase Agreement to sell its Durable Medical Equipment Business consisting of inventory and the customer base for approximately $800. Under the terms of the agreement, the Company will receive approximately $338 in cash (including a $98 non-refundable deposit), $425 in notes and the purchaser will assume lease obligations of approximately $87. The sale is subject to transferring the assets free of all liens; and, accordingly, the Company is in process of negotiating the release of the liens. The Company has until September 24, 2000 to obtain releases or the sale will be terminated. During this time, the purchaser is operating the business under an interim management agreement and is responsible for all expenses in connection with such operation.

         In June 2000 Rosenthal purchased a $205 judgment against the Company from a drug distributor presenting in Chapter 11 of the Bankruptcy Code for $100 and is awaiting the Bankruptcy Court's approval. The $100 will be treated as an additional loan advance under the Rosenthal agreement.

                        ACCUHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            (Amounts in thousands, except shares and per share data)


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                Column B       Column C      Column D      Column E
          ----------             ------------    ----------    ----------   -------------

                                                 Additions
                                  Balance at     Charged to
                                 Beginning of     Cost and                   Balance at
                                    Period        Expenses     Deductions   End of Period
                                 ------------    ----------    ----------   -------------
Year Ended March 31, 1998
Allowance for Doubtful Accounts    $   361         $   336       $   181       $   516

Year Ended March 31, 1999
Allowance for Doubtful Accounts    $   516         $ 3,175       $ 2,076       $ 1,615

Year Ended March 31, 2000
Allowance for Doubtful
Accounts                           $ 1,615         $ 2,606       $ 2,121       $ 2,100

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACCUHEALTH, INC.

Date:  July 14, 2000                   By: /s/ GLENN C. DAVIS
                                           -------------------------------------
                                           Glenn C. Davis
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 14, 2000                   By: /s/ STANLEY GOLDSTEIN
                                           -------------------------------------
                                           Stanley Goldstein
                                           Chairman of the Board of Directors

Date:  July 14, 2000                   By: /s/ GLENN C. DAVIS
                                           -------------------------------------
                                           Glenn C. Davis
                                           Chief Executive Officer,
                                           President and Director

Date:  July 14, 2000                   By: /s/ E. VIRGIL CONWAY
                                           -------------------------------------
                                           E. Virgil Conway,
                                           Director

Date:  July 14, 2000                   By: /s/ JEFFREY S. FREED, M.D.
                                           -------------------------------------
                                           Jeffrey S. Freed, M.D.
                                           Director

Date:  July 14, 2000                   By: /s/ HOWARD C. LANDIS
                                           -------------------------------------
                                           Howard C. Landis
                                           Director

Date:  July 14, 2000                   By: /s/ DONALD B. LOURIA, M.D.
                                           -------------------------------------
                                           Donald B. Louria, M.D.
                                           Director

Date:  July 14, 2000                   By: /s/ SALLY HERNANDEZ-PINERO
                                           -------------------------------------
                                           Sally Hernandez-Pinero, Director

Date:  July 14, 2000                   By: /s/ CORBETT A. PRICE
                                           -------------------------------------
                                           Corbett A. Price, Director