Form 10-Q
period 2000-06-30
ACCUHEALTH INC
filed 2000-08-17
CIK 840401

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549
                              ---------------------

                                    FORM 10-Q

     (Mark one)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


               RIDGE HILL
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


               CLASS                           OUTSTANDING AT AUGUST 14, 2000
--------------------------------------         ------------------------------
Common stock, par value $.01 per share                 4,989,503 Shares

================================================================================

PART I.  FINANCIAL INFORMATION

                                                                       PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
         June 30 and March 31, 2000.........................................3

         Condensed Consolidated Statements of Operations and
         Comprehensive Gain for the three months ended
         June 30, 2000 and 1999.............................................4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2000 and 1999..........................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................6-7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk Not Applicable.........................................7




SIGNATURES..................................................................8

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                               June 30,    March 31,
                                                                                 2000        2000
                                                                               --------    --------
ASSETS
Current Assets:
     Cash ..................................................................   $      2           6
      Accounts receivable, net .............................................      9,993      11,676
     Inventories ...........................................................        354         579
     Prepaid expenses and other current assets .............................        165         156
                                                                               --------    --------

     Total Current Assets ..................................................     10,514      12,417

Revenue producing equipment, net ...........................................        558         558
Fixed assets, net ..........................................................      1,128       1,191
Other ......................................................................        185         184
                                                                               --------    --------
     Total Assets ..........................................................   $ 12,385    $ 14,350
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
     Notes payable - revolving credit facility .............................   $  6,867    $  7,545
     Current portion of notes payable - other ..............................      1,396       1,400
     Current portion of notes payable-term loan ............................        575         192
     Accounts payable ......................................................      3,537       3,714
     Accrued expenses and other current liabilities ........................      3,439       3,030
      Current portion of other capital lease obligations ...................        337         333
                                                                               --------    --------


   Total Current Liabilities ...............................................     16,151      16,214

12% Subordinated Debentures ................................................      6,250       6,250
Notes payable - term loan ..................................................         --         462
Notes payable - other, less current portion ................................      3,187       3,287
Other capital lease obligations, less current portion ......................         93         141
                                                                               --------    --------

   Total Liabilities .......................................................     25,681      26,354

Stockholders' Deficiency:
     Preferred Stock, $.01 par value: authorized 3,650,000
     shares; no shares issued and outstanding...............................
     Preferred stock, $.01par value;6% cumulative convertible, $223
     liquidation preference, authorized 1,350,000 shares; issued and .......          1           1
     outstanding 105,000 shares
   Common stock $0.1 par value; authorized 15,000,000 shares; 5,297,507,
     and 5,268,709 shares issued and outstanding, respectively .............         52          52
   Additional paid-in capital ..............................................      7,628       7,628
   Accumulated deficit .....................................................    (20,353)    (19,061)
                                                                               --------    --------
                                                                                (12,672)    (11,380)
   Less treasury stock (308,004 shares) at cost ............................       (624)       (624)
                                                                               --------    --------
Total Stockholders' Deficiency .............................................    (13,296)    (12,004)
                                                                               --------    --------

Total Liabilities and Stockholders' Deficiency .............................   $ 12,385    $ 14,350
                                                                               ========    ========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2000           1999
                                                          -----------    -----------
Net sales .............................................   $     5,257    $     8,947
Cost of goods sold ....................................         3,635          5,622
                                                          -----------    -----------

Gross Profit ..........................................         1,622          3,325
Selling, general and administrative expenses ..........         2,420          3,027
                                                          -----------    -----------

Operating income (loss) ...............................          (798)           298
Interest expense ......................................           494            487
                                                          -----------    -----------
Net income (loss) .....................................   $    (1,292)   $      (189)
                                                          ===========    ===========

Net income (loss) per common share applicable to
  common shareholders:
    Basic .............................................   $      (.26)   $      (.04)
    Diluted ...........................................   $      (.26)   $      (.04)

Weighted number of common shares and
  equivalents outstanding:
    Basic .............................................     4,970,304      5,130,588
    Diluted ...........................................     4,970,304      5,130,558

    Net income (loss) .................................   $    (1,292)   $      (189)
Other comprehensive income, net of tax: unrealized
gain on marketable securities, net ....................            --              4
                                                          -----------    -----------
Total comprehensive income (loss) .....................   $    (1,292)   $      (185)
                                                          ===========    ===========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended June 30,
                                                                -------------------------
                                                                   2000           1999
                                                                ----------     ----------
OPERATING ACTIVITIES
Net income (loss) ...........................................   $   (1,292)          (189)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
Depreciation and amortization ...............................           63            178
Changes in operating assets and liabilities:
     Accounts receivable ....................................        1,683           (563)
     Inventories ............................................          225           (615)
     Prepaid expenses and other current assets ..............           (9)            (2)
     Other assets ...........................................           (1)            (2)
     Accounts payable .......................................         (177)            84
     Accrued expenses and other current liabilities .........          409           (320)
                                                                ----------     ----------

Cash provided by (used in) operating activities .............          909         (1,430)
                                                                ----------     ----------

INVESTING ACTIVITIES
Purchase of fixed assets ....................................           --           (285)
Purchase of marketable securities ...........................           --
Proceeds from sales of marketable securities ................           --            720
                                                                ----------     ----------
Cash provided by (used in) investing activities .............           --            435
                                                                ----------     ----------

FINANCING ACTIVITIES
Proceeds from note payable - revolving credit facility,net ..         (678)         1,631
Repayment of notes payable-term loan ........................          (79)            --
Repayment of notes payable-other,net ........................         (104)
Payments on other capital lease obligations .................          (44)
                                                                ----------     ----------
Cash provided by financing activities .......................         (905)         1,419
                                                                ----------     ----------

Net increase (decrease) in cash .............................           (4)           424
                                                                ----------     ----------

Cash at beginning of period .................................            6             85
                                                                ----------     ----------
Cash at end of period .......................................   $        2     $      509
                                                                ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...............................................   $      259     $      296
                                                                ==========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends and accretion on redeemable preferred stock   $        6     $        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUES. Net revenues decreased approximately $ 3.7 million or 41% from the comparable 1999 quarter to approximately $5.3 million for the three months ended June 30,2000. The decrease was primarily the result of decreases in the Company's infusion therapy revenues, decreases in the sale and rental of durable medical equipment (DME) and decreases in the institutional pharmacy business. The sale of the DME business in May 2000 and the ceasing of doing business with companies who were not paying according to terms in the institutional pharmacy and infusion therapy businesses were the primary reasons for the decrease in revenues.

GROSS PROFIT. Gross profit for the three months ended June 30, 2000 and 1999 was approximately $1.6 million and $3.3 million, respectively, representing approximately 31% of net sales for the three months ended June 30, 2000 as compared to 37% for the comparable prior year period. Gross profit decreased primarily due to the mix of revenues. The Company experienced a greater percentage of revenues from its institutional pharmacy business, which generates lower gross margin as compared to the other lines of business. Further, decreased revenues from the durable medical equipment, which generates the Company's highest gross margin, also contributed to the decline in overall gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $2.4million and $3 million or approximately 46% and 34% of net sales for the three months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to decreases in compensation ($600,000).

INTEREST EXPENSE. Interest increased by $7,000 for the three months ended June 30,2000, to approximately $494,000. This increase was due to additional interest on the $6,250,000, 12% Subordinated Debentures resulting from interest accrued on unpaid interest per the terms of the agreement offset by decreased net borrowings under our revolving line of credit.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

FINANCIAL CONDITION

As of June 30,2000, the Company had negative working capital of approximately $ 5,638,000.

The Company's cash used in financing activities of approximately $905,000 was primarily attributable to repayments of $678,000 under the Company's revolving credit facility and $79,000 on the term loan.

Accounts receivable includes amounts due from third party customers, primarily governmental agencies (Medicare and Medicaid). At June 30, 2000 gross Medicare and Medicaid receivables aggregated approximately $3.8 million.

In addition to the continuing losses, the Company operates under cash flow pressure due to difficulty in collecting its accounts receivable. The need for additional capital is critical to the ongoing operations of the Company. The Company's lender under the revolving loan has notified the Company that is may not continue to fund the Company after September 15, 2000 unless additional capital is committed to the Company. Management is exploring financing alternatives with its suppliers and investors.


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

                                          ACCUHEALTH, INC.


Date:  August 17, 2000                    /s/ GLENN C. DAVIS
                                          -----------------------------
                                          Glenn C. Davis as
                                          President and Chief Executive Officer