Form 10-Q
period 2000-09-30
ACCUHEALTH INC
filed 2000-11-17
CIK 840401

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

                For the quarterly period ended September 30, 2000

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


                  Class                         Outstanding at November 6, 2000
   --------------------------------------       -------------------------------
   Common stock, par value $.01 per share                4,989,503 Shares

================================================================================

PART I.       FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at
              September 30, 2000 and March 31, 2000..........................3

              Condensed Consolidated Statements of Operations
              and for the three and six months ended
              September 30, 2000 and 1999....................................4

              Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 2000 and 1999...........5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................6-8

Item 3        Quantitative and Qualitative Disclosures About Market
              Risk Not Applicable............................................8


SIGNATURES...................................................................8

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                          September 30,   March 31,
                                                                              2000          2000
                                                                          -----------   -----------
ASSETS
   Current Assets:
     Cash .............................................................   $         8   $         6
      Accounts receivable, net ........................................         7,264        11,676
     Inventories ......................................................           140           579
     Prepaid expenses and other current assets ........................           212           156
                                                                          -----------   -----------

     Total Current Assets .............................................         7,624        12,417


Revenue producing equipment, net ......................................            --           558
Fixed assets, net .....................................................           962         1,191
Other .................................................................           124           184
                                                                          -----------   -----------

     Total Assets .....................................................   $     8,710   $    14,350
                                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Notes payable - revolving credit facility ........................   $     5,415   $     7,545
     Current portion of notes payable - other .........................         1,328         1,400
     Current portion of notes payable-term loan .......................           188           192
     Accounts payable .................................................         3,171         3,714
     Accrued expenses and other current liabilities ...................         4,331         3,030
     Current portion of other capital lease obligations ...............           337           333
                                                                          -----------   -----------


   Total Current Liabilities ..........................................        14,770        16,214

12% Subordinated Debentures ...........................................         6,250         6,250
Notes payable - term loan .............................................            --           462
Notes payable - other, less current portion ...........................         3,281         3,287
Other capital lease obligations, less current portion .................            50           141
                                                                          -----------   -----------

   Total Liabilities ..................................................        24,351        26,354

Stockholders' Deficiency:
   Preferred Stock, $.01 par value: authorized 3,650,000 shares; no shares issued and outstanding
   Preferred stock, $.01par value;6% cumulative convertible, $223 and liquidation preference, authorized 1,350,000 shares; issued and
     outstanding 105,000 shares .......................................             1             1
   Common stock $0.1 par value; authorized 15,000,000 shares; 5,297,507
     and 5,268,709 shares issued and outstanding, respectively                     53            52
   Additional paid-in capital .........................................         7,634         7,628

   Accumulated deficit ................................................       (22,705)      (19,061)
                                                                          -----------   -----------
                                                                              (15,017)      (11,380)
   Less treasury stock (308,004 shares) at cost .......................          (624)         (624)
                                                                          -----------   -----------
Total Stockholders' Deficiency ........................................       (15,641)      (12,004)
                                                                          -----------   -----------

Total Liabilities and Stockholders' Deficiency ........................   $     8,710   $    14,350
                                                                          ===========   ===========

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended             Six Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------    --------------------------
                                                                    2000           1999           2000           1999
                                                                -----------    -----------    -----------    -----------
Net sales ...................................................   $     3,121    $     9,164    $     8,378    $    18,111
Cost of goods sold ..........................................         1,958          6,895          5,593         12,517
                                                                -----------    -----------    -----------    -----------

Gross Profit ................................................         1,163          2,269          2,785          5,594
Selling, general and administrative expenses ................         2,968          3,703          5,387          6,730
                                                                -----------    -----------    -----------    -----------

Operating  loss .............................................        (1,805)        (1,434)        (2,602)        (1,136)
Interest expense ............................................           542            563          1,036          1,050
                                                                -----------    -----------    -----------    -----------
Net loss ....................................................   $    (2,347)   $    (1,997)   $    (3,638)        (2,186)
                                                                ===========    ===========    ===========    ===========

Net loss per common share applicable to common shareholders:
    Basic ...................................................   $      (.47)   $      (.39)   $      (.73)   $      (.43)
    Diluted .................................................   $      (.47)   $      (.39)   $      (.73)   $      (.43)

Weighted number of common shares and equivalents outstanding:
    Basic ...................................................     4,989,503      5,136,754      4,979,904      5,133,684
    Diluted .................................................     4,989,503      5,136,754      4,979,904      5,133,684

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                    September 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
OPERATING ACTIVITIES
Net loss ..................................................   $   (3,638)  $   (2,186)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization ........................          230          163
Changes in operating assets and liabilities:
     Accounts receivable ..................................        4,412         (643)
     Inventories ..........................................          439          212
     Prepaid expenses and other current assets ............          (56)          29
     Other assets .........................................           60          (78)
     Accounts payable .....................................         (543)         714
     Accrued expenses and other current liabilities .......        1,301          129
                                                              ----------   ----------

Cash provided by (used in) operating activities ...........        2,205       (1,660)
                                                              ----------   ----------

INVESTING ACTIVITIES
Sale (purchase) of fixed assets ...........................          558         (486)
Proceeds from sales of marketable securities ..............           --        1,095
                                                              ----------   ----------
Cash provided by investing activities .....................          558          609
                                                              ----------   ----------


FINANCING ACTIVITIES
Proceeds (repayments) - revolving credit facility note, net       (2,130)       1,325
Repayments notes payable - other ..........................          (78)        (224)
Repayments on term loan ...................................         (466)          --
Principal payments on capital lease - Facility ............           --           16
Payments on other capital lease obligations ...............          (87)        (103)
                                                              ----------   ----------
Cash provided by (used in) financing activities ...........       (2,761)       1,014
                                                              ----------   ----------

Net increase (decrease) in cash ...........................            2          (37)
                                                              ----------   ----------

Cash at beginning of period ...............................            6           85
                                                              ----------   ----------
Cash at end of period .....................................            8   $       48
                                                              ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .............................................          560   $      632
                                                              ==========   ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on redeemable preferred stock ...........   $        6   $        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES. Net revenues decreased approximately $6 million or 66% from the comparable 1999 quarter to approximately $3.1 million for the three months ended September 30, 2000. The decrease was primarily the result of decreases in the Company's institutional pharmacy business and decreases in the sale and rental of durable medical equipment (DME). In May 2000 the DME business was sold and in August 2000 the Company ceased its institutional pharmacy business.

GROSS PROFIT. Gross profit for the three months ended September 30, 2000 and 1999 was approximately $1.2 and $2.3 million, respectively, representing approximately 37% of net sales for the three months ended September 30, 2000 as compared to 25% for the comparable prior year period. Gross profit increased primarily as a result of the mix of revenues. The lower profit margin businesses were either closed or sold resulting in the remaining infusion therapy and home health aid revenues generating margins that were higher as compared to the comparable prior year period which contained lower margin services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $2.9 and $3.7 million or approximately 95% and 41% of net sales for the three months ended September 30, 2000 and 1999, respectively. There was a decrease primarily due to a reduction in compensation of $1.3 million offset by an increase in bad debt expense of $600,000.

INTEREST EXPENSE. Interest decreased by $21,000 for the three months ended September 30, 2000, to approximately $542,000. This decrease was due to decreased net borrowings under our revolving line of credit offset by additional interest accrued on unpaid interest on the subordinated debentures, per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

SIX MONTHS ENDED SEPTEMBER 30, 2000

NET REVENUES. Net revenues decreased approximately $9.7 million or 54% from the comparable 1999 period to approximately $8.4 million for the six months ended September 30, 2000. The decrease was primarily was primarily the result of decreases in the Company's institutional pharmacy business and decreases in the sale and rental of durable medical equipment(DME). In May 2000 the DME business was sold and in August 2000 the Company ceased its institutional pharmacy business. In addition the ceasing of doing business with companies who were not paying according to terms further accounted for the decrease in sales.

GROSS PROFIT. Gross profit for the six months ended September 30, 2000 and 1999 was approximately $2.8 and $5.6 million, respectively, representing approximately 33% of net sales for the six months ended September 30, 2000 as compared to 31% for the comparable prior year period. Gross profit increased primarily due to a better mix of services. The Company's ceasing business in the durable medical equipment business and institutional pharmacy business enabled the Company to focus its revenue production in the infusion therapies and home health aid businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $5.4 and $6.7 million or approximately 64% and 38% of net sales for the six months ended September 30, 2000 and 1999, respectively. The decrease was due to decrease in compensation of $1.8 million offset by an increase in the bad debt expense of $500,000.

INTEREST EXPENSE. Interest expenses decreased by $14,000 for the six months ended September 30, 2000, to approximately $1,036,000. This decrease was primarily due to decreased net borrowings under our revolving line of credit and additional interest on the unpaid interest of the subordinated debentures per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operation loss credits.

FINANCIAL CONDITION

As of September 30, 2000, the Company had negative working capital of approximately $7,146,000.

The Company's cash provided by financing activities of approximately $1 million was primarily attributable to the net proceeds of approximately $1.4 million under the Company's revolving credit facility and term loan offset by principal payments on capital leases and other notes payable.

Accounts receivable includes amounts due from third party customers, primarily governmental agencies (Medicare and Medicaid). At September 30, 2000, gross Medicare and Medicaid receivables aggregated approximately $3.1 million.

In addition to the continuing losses, the Company operates under cash flow pressure due to the difficulty in collecting its accounts receivable. The need for additional capital is critical to the ongoing operations of the Company. The Company's lender under the revolving loan has agreed to extend credit until November 17, 2000 and will consider further extension if additional capital is committed to the Company. Management is still in the process of exploring financing alternatives with its suppliers and investors.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in Items 1 and 2 of Part I of this Form 10-Q includes information that is forward looking, such as the Company's plans to convert accounts payable to notes payable. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to; the effect of economic and market conditions, the impact of the cost containment efforts of third-party customers and the Company's ability to obtain and maintain required licenses. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACCUHEALTH, INC.


Date:  November 17, 2000                   /s/ GLENN C. DAVIS
                                           -------------------------------------
                                           Glenn C. Davis as
                                           President and Chief Executive Officer