Form 10-Q
period 2000-12-31
ACCUHEALTH INC
filed 2001-02-20
CIK 840401

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

                For the quarterly period ended December 31, 2000

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


                  Class                         Outstanding at January 31, 2001
   --------------------------------------       -------------------------------
   Common stock, par value $.01 per share                4,985,509 Shares

================================================================================

PART I.         FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
         December 31, 2000 and March 31, 2000.................................3

         Condensed Consolidated Statements of Operations and
         for the three and nine months ended December 31, 2000 and 1999.......4

         Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999..............................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................6-7

Item 3   Quantitative and Qualitative Disclosures About Market Risk
         Not Applicable.......................................................8

SIGNATURES....................................................................8

                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)
                                                                          December 31,     March 31,
                                                                              2000            2000
                                                                          ------------    ------------
ASSETS
   Current Assets:
     Cash .............................................................   $          4    $          6
     Accounts receivable, net .........................................          6,493          11,676
     Inventories ......................................................            140             579
     Prepaid expenses and other current assets ........................            148             156
                                                                          ------------    ------------
     Total Current Assets .............................................          6,785          12,417

Revenue producing equipment, net ......................................             --             558
Fixed assets, net .....................................................            908           1,191
Other .................................................................            120             184
                                                                          ------------    ------------
     Total Assets .....................................................   $      7,813    $     14,350
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Notes payable - revolving credit facility ........................   $      5,439    $      7,545
     Current portion of notes payable - other .........................          1,326           1,400
     Current portion of notes payable-term loan .......................            151             192
     Accounts payable .................................................          3,097           3,714
     Accrued expenses and other current liabilities ...................          4,229           3,030
     Current portion of other capital lease obligations ...............            395             333
                                                                          ------------    ------------

   Total Current Liabilities ..........................................         14,637          16,214

12% Subordinated Debentures ...........................................          6,250           6,250
Notes payable - term loan .............................................             --             462
Notes payable - other, less current portion ...........................          3,281           3,287
Other capital lease obligations, less current portion .................             --             141
                                                                          ------------    ------------
   Total Liabilities ..................................................         24,168          26,354

Stockholders' Deficiency:
   Preferred Stock, $.01 par value: authorized 3,650,000 shares; no shares issued and outstanding
   Preferred stock, $.01par value;6% cumulative convertible, $223 and liquidation preference, authorized 1,350,000 shares; issued and
     outstanding 105,000 shares .......................................              1               1
   Common stock $.01 par value; authorized 15,000,000 shares; 5,297,513
     and 5,268,709 shares issued and outstanding, respectively ........             53              52
   Additional paid-in capital .........................................          7,641           7,628

   Accumulated deficit ................................................        (23,426)        (19,061)
                                                                          ------------    ------------
                                                                               (15,731)        (11,380)
   Less treasury stock (308,004 shares) at cost .......................           (624)           (624)
                                                                          ------------    ------------
Total Stockholders' Deficiency ........................................        (16,355)        (12,004)
                                                                          ------------    ------------
Total Liabilities and Stockholders' Deficiency ........................   $      7,813    $     14,350
                                                                          ============    ============


                        ACCUHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended             Nine Months Ended
                                                                       December 31,                  December 31,
                                                                --------------------------    --------------------------
                                                                   2000           1999           2000           1999
                                                                -----------    -----------    -----------    -----------
Net sales ...................................................   $     2,449    $     8,918    $    10,827    $    27,029
Cost of goods sold ..........................................         1,252          6,069          6,845         18,535
                                                                -----------    -----------    -----------    -----------

Gross Profit ................................................         1,197          2,849          3,982          8,494
Selling, general and administrative expenses ................         1,446          3,200          6,833          9,981
                                                                -----------    -----------    -----------    -----------

Operating  loss .............................................          (249)          (351)        (2,851)        (1,487)
Interest expense ............................................           466            563          1,502          1,613
                                                                -----------    -----------    -----------    -----------
Net  loss ...................................................   $      (715)   $      (914)   $    (4,353)   $    (3,100)
                                                                ===========    ===========    ===========    ===========

Net loss per common share applicable to common shareholders:

    Basic ...................................................   $      (.14)   $      (.18)   $      (.87)   $      (.60)
    Diluted .................................................   $      (.14)   $      (.18)   $      (.87)   $      (.60)

Weighted number of common shares and equivalents outstanding:

    Basic ...................................................     4,989,505      5,146,564      4,983,104      5,137,977
    Diluted .................................................     4,989,505      5,146,564      4,983,104      5,137,977


                        ACCUHEALTH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        December 31,
                                                                      2000        1999
                                                                    --------    --------
OPERATING ACTIVITIES

Net loss ........................................................   $ (4,353)   $ (3,100)
  Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
     Depreciation and amortization ..............................        308         626
Changes in operating assets and liabilities:
     Accounts receivable ........................................      5,183      (1,801)
     Inventories ................................................        439         534
     Prepaid expenses and other current assets ..................          8          51
     Other assets ...............................................         64         (96)
     Accounts payable ...........................................       (617)      2,415

     Accrued expenses and other current liabilities .............      1,199         116
                                                                    --------    --------

Cash provided by (used in) operating activities .................      2,231      (1,255)
                                                                    --------    --------

INVESTING ACTIVITIES
Sale (purchase) of fixed assets .................................        535      (1,047)
Proceeds from sales of marketable securities ....................         --       1,095
                                                                    --------    --------
Cash provided by investing activities ...........................        535          48
                                                                    --------    --------


FINANCING ACTIVITIES
Proceeds (repayments) - revolving credit facility note, net .....     (2,106)      1,698
Repayments notes payable - other ................................        (80)       (290)
Repayments on term loan .........................................       (503)         --
Payments on other capital lease obligations .....................        (79)       (261)
                                                                    --------    --------
Cash provided by (used in) financing activities .................     (2,768)      1,147
                                                                    --------    --------

Net increase (decrease) in cash .................................         (2)        (60)
                                                                    --------    --------

Cash at beginning of period .....................................          6          85
                                                                    --------    --------
Cash at end of period ...........................................          4    $     25
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...................................................        774    $    948
                                                                    ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued dividends on redeemable preferred stock .................   $      6    $     12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES. Net revenues decreased approximately $6.5 million or 73% from the comparable 1999 quarter to approximately $2.4 million for the three months ended December 31, 2000. The decrease was primarily the result of decreases in the Company's institutional pharmacy business and decreases in the sale and rental of durable medical equipment (DME). In May 2000 the DME business was sold and in August 2000 the Company ceased its institutional pharmacy business.

GROSS PROFIT. Gross profit for the three months ended December 31, 2000 and 1999 was approximately $1.2 and $2.8 million, respectively, representing approximately 49% of net sales for the three months ended December 31, 2000 as compared to 32% for the comparable prior year period. Gross profit increased primarily as a result of the mix of revenues. The lower profit margin businesses were either closed or sold resulting in the remaining infusion therapy and home health aid revenues generating margins that were higher as compared to the comparable prior year period which contained lower margin services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $1.4 and $3.2 million or approximately 59% and 36% of net sales for the three months ended December 31, 2000 and 1999, respectively. There was a decrease primarily due to a reduction in compensation of $1.2 million and bad debt expense of approximately $150,000.

INTEREST EXPENSE. Interest decreased by $100,000 for the three months ended December 31, 2000, to approximately $466,000. This decrease was due to decreased net borrowings under our revolving line of credit offset by additional interest accrued on unpaid interest on the subordinated debentures, per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operating loss credits.

NINE MONTHS ENDED DECEMBER 31, 2000

NET REVENUES. Net revenues decreased approximately $16.2 million or 60% from the comparable 1999 period to approximately $10.8 million for the nine months ended December 31, 2000. The decrease was primarily was primarily the result of decreases in the Company's institutional pharmacy business and decreases in the sale and rental of durable medical equipment (DME). In May 2000 the DME business was sold and in August 2000 the Company ceased its institutional pharmacy business. In addition the ceasing of doing business with companies who were not paying according to terms further accounted for the decrease in sales.

GROSS PROFIT. Gross profit for the nine months ended December 31, 2000 and 1999 was approximately $4 and $8.5 million, respectively, representing approximately 37% of net sales for the nine months ended December 31, 2000 as compared to 31% for the comparable prior year period. Gross profit increased primarily due to a better mix of services. The Company's ceasing business in the durable medical equipment business and institutional pharmacy business enabled the Company to focus its revenue production in the infusion therapies and home health aid businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $6.8 and $10 million or approximately 63% and 37% of net sales for the nine months ended December 31, 2000 and 1999, respectively. The decrease was due to decrease in compensation of $3.5 million offset by an increase in the bad debt expense of $400,000.

INTEREST EXPENSE. Interest expenses decreased by $100,000 for the nine months ended December 31, 2000, to approximately $1,502,000. This decrease was primarily due to decreased net borrowings under our revolving line of credit and additional interest on the unpaid interest of the subordinated debentures per the terms of the agreement.

PROVISION FOR INCOME TAXES. No provision of income taxes has been reflected due to the Company's federal and state net operation loss credits.

FINANCIAL CONDITION

As of December 31, 2000, the Company had negative working capital of approximately $7,852,000.

The Company's cash was provided primarily from operations through the collections of accounts receivable and sale of assets, offset by repayments of the revolving credit loan and term loan.

Accounts receivable includes amounts due from third party customers, primarily governmental agencies (Medicare and Medicaid). At December 31, 2000, gross Medicare and Medicaid receivables aggregated approximately $2 million.

In addition to the continuing losses, the Company operates under cash flow pressure due to the difficulty in collecting its accounts receivable. The need for additional capital is critical to the ongoing operations of the Company. The Company's lender under the revolving loan has agreed to extend on a day to day basis and will consider further extension if additional capital is committed to the Company. Management is still in the process of exploring financing alternatives with its suppliers and investors.

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

                                          ACCUHEALTH, INC.


Date:  February 20, 2001                  /s/ GLENN C. DAVIS
       -----------------                  -------------------------------------
                                          Glenn C. Davis as
                                          President and Chief Executive Officer